Form 10QSB
period 2005-03-31
COMLINK COMMUNICATIONS CO
filed 2005-05-23
CIK 1277575

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2005
                       Commission File Number: 333-117114

                         COMLINK COMMUNICATIONS COMPANY
               ---------------------------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

        Nevada                        4813                     30-0220588
----------------------     ---------------------------     ------------------
State of Incorporation     Primary Standard Industrial      I.R.S. Employer
                           Classification Code Number      Identification No.

                             4127 S. Lamonte Street
                            Spokane, Washington 99203
                                 (509) 482-1159

     (Address and Telephone Number of Issuer's Principal Executive Offices)

                             4127 S. Lamonte Street
                            Spokane, Washington 99203
                                 (509) 482-1159
                 (Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes  X   No
                                                          ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of April 30, 2005, the registrant had 10,560,000 shares of common stock, $0.0001 par value, issued and outstanding.

                                     INDEX
                                     -----
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION ............................................   3

Item 1.  Financial Statements - Unaudited .................................   3

         Balance Sheet as of March 31, 2005  ..............................   5
         Statements of Operations .........................................   6
         Statement of Stockholders' Equity ................................   7
         Statements of Cash Flows .........................................   8
         Notes to Financial Statements ....................................   9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................  13

Item 3.  Controls and Procedures ..........................................  13

PART II - OTHER INFORMATION ...............................................  14

Item 1.  Legal Proceedings ................................................  14
Item 2.  Changes in Securities and Use of Proceeds ........................  14
Item 3.  Defaults Upon Senior Securities ..................................  14
Item 4.  Submission of Matters to a Vote of Security Holders ..............  14
Item 5.  Other Information ................................................  14
Item 6.  Exhibit and Reports on Form 8-K ..................................  14

Signatures ................................................................  14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)











                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2005

                         Independent Accountant's Report
                         -------------------------------


To the Board of Directors
Comlink Communications, Inc.
Las Vegas, Nevada


I have reviewed the accompanying balance sheet of Comlink Communications, Inc. as of March 31, 2005 and the related statements of operations, stockholders' equity, and cash flows for the three-month period then ended and the period from November 12, 2003 (date of inception) through March 31, 2005. These financial statements are the responsibility of the Company's management.


I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.




Kyle L. Tingle, CPA, LLC


May 18, 2005
Las Vegas, Nevada

                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                      March 31,    December 31,
                                                           2005            2004
                                                      ---------    ------------

                                     ASSETS

CURRENT ASSETS
  Cash                                                 $  3,853        $  6,399
                                                       --------        --------

    Total current assets                               $  3,853        $  6,399
                                                       --------        --------


      Total assets                                     $  3,853        $  6,399
                                                       ========        ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                     $  1,500        $    750
                                                       --------        --------

    Total current liabilities                          $  1,500        $    750
                                                       --------        --------

STOCKHOLDERS' EQUITY

  Common stock: $.001 par value;
    authorized 75,000,000 shares; issued and
    outstanding: 5,280,000 shares at
    December 31, 2004 and March 31, 2005;                 5,280           5,280
  Additional paid-in capital                             13,700          13,700
  Accumulated deficit during development stage          (16,627)        (13,331)
                                                       --------        --------

    Total stockholders' equity                         $  2,353        $  5,649
                                                       --------        --------

      Total liabilities and stockholders' equity       $  3,853        $  6,399
                                                       ========        ========







   The accompanying notes are an integral part of these financial statements.

                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                  Nov. 12, 2003
                                     Three Months  Three Months  (inception) to
                                        Ended         Ended         March 31,
                                    March 31,2005  March 31,2004      2005
                                    -------------  -------------  -------------

Revenues                             $         0    $         0    $         0
Cost of revenue                                0              0              0
                                     -----------    -----------    -----------
     Gross profit                    $         0    $         0    $         0

General, selling and
   administrative expenses                 3,296             25         16,627
                                     -----------    -----------    -----------
     Operating loss                  $    (3,296)   $       (25)   $   (16,627)

Non-operating income (expense)                 0              0              0
                                     -----------    -----------    -----------

  Net loss                           $    (3,296)   $       (25)   $   (16,627)
                                     ===========    ===========    ===========

  Net loss per share, basic
  and diluted                        $     (0.00)   $     (0.00)   $     (0.00)
                                     ===========    ===========    ===========

  Average number of shares
  of common stock outstanding          5,280,000      4,902,984      4,978,366
                                     ===========    ===========    ===========














   The accompanying notes are an integral part of these financial statements.

                                 COMLINK COMMUNICATIONS COMPANY
                                  (A Development Stage Company)
                                STATEMENT OF STOCKHOLDERS' EQUITY


                                                                       Accumulated
                                                                        (Deficit)
                                    Common Stock          Additional     During
                              ------------------------     Paid-In     Development
                                Shares        Amount       Capital        Stage         Total
                              ----------    ----------    ----------   ----------    ----------
Issuance of common stock
 November 12, 2003, date
 of inception                  3,750,000    $    2,500    $        0   $        0    $    2,500

Contribution of capital                                          280                        280

Net loss, December 31, 2003                                                  (280)         (280)
                              ----------    ----------    ----------   ----------    ----------

Balance, December 31, 2003     3,750,000    $    2,500    $      280   $     (280)   $    2,500

Issuance of common stock       1,530,000         1,530        14,670                     16,200

March 30, 2004, forward
 stock split 15:1                                1,250        (1,250)

Net loss, December, 2004                                                  (13,051)      (13,051)
                              ----------    ----------    ----------   ----------    ----------

Balance, December 31, 2004     5,280,000    $    5,280    $   13,700   $  (13,331)   $    5,649

Net loss, March 31, 2005                                                   (3,296)       (3,296)
                              ----------    ----------    ----------   ----------    ----------


Balance, March 31, 2005        5,280,000    $    5,280    $   13,700   $  (16,627)   $    2,353
                              ==========    ==========    ==========   ==========    ==========


           The accompanying notes are an integral part of these financial statements.
















                                              -7-

                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                  Nov. 12, 2003
                                Three Months      Three Months   (inception) to
                                    Ended            Ended            March 31,
                                March 31,2005    March 31,2004             2005
                                -------------    -------------    -------------


Cash Flows From
Operating Activities
  Net loss                         $ (3,296)        $    (25)        $(16,627)
  Increase in accounts payable          750                0            1,500
                                   --------         --------         --------

    Net cash used in
     operating activities          $ (2,546)        $    (25)        $(15,127)
                                   --------         --------         --------

Cash Flows From
Investing Activities               $      0         $      0         $      0
                                   --------         --------         --------

    Net cash used in
     investing activities          $      0         $      0         $      0
                                   --------         --------         --------

Cash Flows From
Financing Activities
  Paid-in capital from officer     $      0         $      0         $    280
  Issuance of common stock                0           16,200           18,700
                                   --------         --------         --------

    Net cash provided by
     financing activities          $      0         $ 16,200         $ 18,980
                                   --------         --------         --------

    Net increase in cash           $ (2,546)        $ 16,175         $  3,853
Cash, beginning of period             6,399            2,500                0
                                   --------         --------         --------

Cash, end of period                $  3,853         $ 18,675         $  3,853
                                   ========         ========         ========











   The accompanying notes are an integral part of these financial statements.

                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005



Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:
-------------------

ComLink Communications Company ("Company") was organized November 12, 2003 under the laws of the State of Nevada. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a development stage company.

The Company is in the business of developing an internet ecommerce website that will sell two-way radio devices and accessories. The Company will not manufacture any equipment or accessories, but will resell two-way communication equipment from various manufactures.

A summary of the Company's significant accounting policies is as follows:
-------------------------------------------------------------------------

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash
----

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2005 and December 31, 2004.

Income taxes
------------

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005


Note 1.  Nature of Business and Significant Accounting Policies (continued)

Recent Accounting Pronouncements
--------------------------------

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superceded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

Going Concern
-------------

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and raises substantial doubt about its ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to continue with the business plan. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of our common stock in order to continue as a going concern. For the start up operations until the Company began raising equity, the stockholders, officers, and directors advanced the operating costs of the company.

Note 2.  Stockholders' Equity

Common stock
------------

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. On November 12, 2003, the Company authorized and issued 3,750,000 shares of $0.001 par value common stock at par in consideration of $2,500 in cash to the officers of the Company.

From February 3 through February 23, 2004, the Company sold 1,080,000 shares of stock to individuals and companies at $0.00667 per share, raising $7,200. From March 1, 2004 through March 8, 2004, the Company sold 450,000 shares of stock for foreign investors for $0.02 per share raising $9,000.

On March 30, 2004, The Company's shareholders approved a forward split of its common stock of fifteen (15) shares for one (1) share of existing stock for shareholders of record on March 30, 2004. The number of common stock shares outstanding increased from 352,000 to 5,280,000. Prior period information has been restated to reflect the stock split.

                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005


Note 2.  Stockholders' Equity (continued)


Net loss per common share
-------------------------

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 5,280,000 and 4,902,984, and 4,978,366 for the periods ending March 31, 2005 and 2004, and from November 12, 2003 (date of inception) through March 31, 2005, respectively. As of March 31, 2005 and 2004 the Company had no dilutive potential common shares.

Note 3.  Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company's deferred tax asset as of December 31, 2004 and 2003 is as follows:

                                           2004            2003
                                  -------------   -------------
Net operating loss carryforward   $       4,666   $          98
Valuation allowance                      (4,666)            (98)
                                  --------------  --------------

Net deferred tax asset            $           0   $           0
                                  =============   =============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                           2004            2003  Since Inception
                                  -------------   -------------  ---------------
Tax at statutory rate (35%)       $       4,568   $          98   $       4,666
Increase in valuation allowance          (4,568)            (98)         (4,666)
                                  --------------  --------------  --------------

Net deferred tax asset            $           0   $           0   $           0
                                  =============   =============   =============

The net federal operating loss carry forward will expire in 2023 through 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005


Note 4.  Related Party Transactions

The Company neither owns nor leases any real or personal property. The officers of the corporation provide office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officer and director for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. The loss of the services of its officer or director may have a negative impact on the further development of the business.

Note 5.  Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Item 2.  Plan of Operations

There have been no operating revenues since inception. ComLink Communications Company is a development stage company that plans to sell 2-way communications equipment and accessories. The company plans to develop and market an e-commerce enabled website which will attract prospective industrial clientele, businesses, municipalities and individual customers through its web site at www.comlinkcommunications.com. ComLink is currently in the process of developing an Internet website with full electronic commerce capabilities, which will be used to offer our products for sale to the consumer (www.comlinkcommunications.com). ComLink plans to have the website operational by the beginning of the third quarter of 2005. However, management cannot guarantee or provide assure that the site will be operational at this time.

Cash Requirements and Need for Additional Funds

As of March 31, 2005, the current cash on hand was $3,853. These funds will be directed towards maintaining the requirements of a reporting company under the 1934 Act, which will generally include accounting, legal and EDGAR filing fees. Management believes the current funds available to the Company will not be sufficient for the continued ongoing operational costs of the Company beyond the next ninety to one hundred and twenty days. Therefore, it will be necessary to find additional funds either through loans from the officer and/or directors, or through private funding from the sale of the Company's common stock. Currently, no steps have been taken for the furtherance of an offering of the Company's common stock. If the Company is unsuccessful in beginning operations and generating revenue or in the alternative is unsuccessful in obtaining additional funding, it will most likely be unable to continue as a going concern, which would result in the complete loss of any investment made into the Company.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

There were none and there is no anticipated purchase or sale of plant or significant equipment in the next twelve months.

There are no employees of the Company, excluding the current President, James Bell, and Director, Daniel Brailey, of the corporation and no changes are anticipated in the next twelve months.

Item 3.  Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's Chief Executive Officer, based on his evaluation of the Company's disclosure controls and procedures within 90 days before the filing date of this report, concluded that the Company's disclosure and procedures were effective for this purpose.

Changes In Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.  Not applicable.
Item 2.  Not applicable.
Item 3.  Not applicable.
Item 4.  Not applicable.
Item 5.  Not applicable.
Item 6.  Not applicable.

Exhibit Number      Description

    31.1 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         ComLink Communications Company.

         Dated: May 23, 2005        /s/ James Bell
                                  ---------------------------
                                  James Bell
                                  Chief Executive Officer and
                                  Chief Financial Officer