Form 10QSB
period 2005-06-30
COMLINK COMMUNICATIONS CO
filed 2005-08-12
CIK 1277575

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2005
                       Commission File Number: 333-117114

                         COMLINK COMMUNICATIONS COMPANY
                         ------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

    Nevada                           4813                     30-0220588
    ------                           ----                     ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of August 12, 2005, the registrant had 10,560,000 shares of common stock, $0.0001 par value, issued and outstanding.

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited                                      3

         Balance Sheet as of June 30, 2005                                    4

         Statements of Operations and Deficit                                 5

         Statement of Stockholders' Equity                                    6

         Statements of Cash Flows                                             7

         Notes to Financial Statements                                        8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  12

Item 3. Controls and Procedures                                              13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    13

Item 2. Changes in Securities and Use of Proceeds                            13

Item 3. Defaults Upon Senior Securities                                      13

Item 4. Submission of Matters to a Vote of Security Holders                  13

Item 5. Other Information                                                    13

Item 6. Exhibit and Reports on Form 8-K                                      13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)









                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  JUNE 30, 2005
                                   (unaudited)

                         COMLINK COMMUNICATIONS COMPANY.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                         June 30,   December 31,
                                                          2005        2004
                                                          ----        ----
                                     ASSETS


CURRENT ASSETS
  Cash                                                  $  1,208    $  6,399
--------------------------------------------------------------------------------
   Total current assets                                 $  1,208    $  6,399
--------------------------------------------------------------------------------
    Total assets                                        $  1,208    $  6,399
================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities              $    286    $    750
--------------------------------------------------------------------------------

   Total current liabilities                            $    286    $    750
--------------------------------------------------------------------------------




STOCKHOLDERS' EQUITY
Common stock, 75,000,000 shares
authorized with $0.001 par value
Issued and outstanding
  10,560,000 common shares at
  June 30, 2005 and December 31, 2004                     10,560      10,560
  Additional paid-in capital                               8,420       8,420
  Accumulated deficit during development stage           (18,058)    (13,331)
--------------------------------------------------------------------------------

   Total stockholders' equity                           $    922    $  5,649
--------------------------------------------------------------------------------

    Total liabilities and stockholder's equity          $  1,208    $  6,399
================================================================================



   The accompanying notes are an integral part of these financial statements.



                                 COMLINK COMMUNICATIONS COMPANY
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                                           (unaudited)

                                                                                     Nov. 12,
                                                                                       2003
                                   Three month period     Six month period ended    (inception)
                                    ended June 30,             June 30,             to June 30,
                                  2005           2004       2005         2004           2005
------------------------------------------------------------------------------------------------


REVENUES                     $       868            --   $       868          --   $    868
------------------------------------------------------------------------------------------------

COST OF GOODS                         --            --            --          --         --
------------------------------------------------------------------------------------------------
  Gross Profits              $       868            --   $       868          --   $    868
------------------------------------------------------------------------------------------------


GENERAL SELLING AND
ADMINISTRATIVE EXPENSES
------------------------------------------------------------------------------------------------
                                   2,299         1,008         5,595       1,033     18,926

------------------------------------------------------------------------------------------------
OPERATING LOSS               $    (1,431)  $    (1,008)  $    (4,727) $   (1,033)  $(18,058)
------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD           (1,431)  $    (1,008)  $    (4,727) $   (1,033)  $(18,058)
================================================================================================



BASIC LOSS PER COMMON SHARE  $     (0.00)  $     (0.00)  $     (0.00) $   (0.00)
================================================================================================

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING  10,560,000    10,560,000    10,560,000   9,727,127
================================================================================================


           The accompanying notes are an integral part of these financial statements.


                              COMLINK COMMUNICATIONS COMPANY
                               (A Development Stage Company)
                             STATEMENT OF STOCKHOLDERS' EQUITY
                                        (unaudited)
            FOR THE PERIOD FROM NOVEMBER 12, 2003 (INCEPTION) TO JUNE 30, 2005


                                                                       Deficit
                                   Common Stock                      Accumulated
                             -----------------------    Additional      During
                              Number of                  Paid In     Development
                               shares        Amount      Capital        Stage       Total
==========================================================================================
Issuance of common stock
 November 12, 2003, date
 of inception                 7,500,000     $  7,500    $ (5,000)     $   0.00    $ 2,500

 Contribution of capital                                     280            --        280

Net loss, December 31, 2003          --           --          --          (280)      (280)
------------------------------------------------------------------------------------------

Balance, December 31, 2003    7,500,000     $  7,500    $ (4,720)     $   (280)   $ 2,500

Issuance of common stock      3,060,000        3,060      13,140                   16,200

March 30, 2004, forward
 split 15:1

Net loss, December 31, 2004                                            (13,051)   (13,051)
------------------------------------------------------------------------------------------

Balance, December 31, 2004   10,560,000     $ 10,560    $  8,420      $(13,331)   $ 5,649

April 8, 2005, forward
 split 2:1

Net loss, June 30, 2005                                                 (4,727)    (4,727)
------------------------------------------------------------------------------------------

Balance, June 30, 2005       10,560,000     $ 10,560    $  8,420      $(18,058)   $   922
==========================================================================================



        The accompanying notes are an integral part of these financial statements.



                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                      Nov. 12,
                                                                        2003
                                                 Six month period    (inception)
                                                  ended June 30,     to June 30,
                                                 2005        2004       2005
================================================================================

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                       $(4,727)   $ (1,033)   $(18,058)
  Adjustment to reconcile net loss
       to net cash from operating activities:
       Accounts payable and accrued liabilities    (464)         --         286
--------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES           $(5,191)   $ (1,033)   $(17,772)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                 --          --          --
--------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES          --          --          --
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Paid-in-capital from officer                     --          --    $    280
    Proceeds on sale of common stock                 --      16,200      18,700
--------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            --    $ 16,200    $ 18,980
--------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH                     $(5,191)   $ 15,167    $  1,208

CASH, BEGINNING OF PERIOD                         6,399       2,500          --
--------------------------------------------------------------------------------

CASH, END OF PERIOD                             $ 1,208    $ 17,667    $  1,208
================================================================================

 Supplemental Information
 Interest paid                                  $     0    $      0    $      0
                                               =================================
 Income taxes paid                              $     0    $      0    $      0
                                               =================================



   The accompanying notes are an integral part of these financial statements.

                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005

Note 1.  Nature of Business and Significant Accounting Policies
--------------------------------------------------------------------------------

Nature of business

ComLink Communications Company ("Company") was organized November 12, 2003 under the laws of the State of Nevada. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a development stage company.

The Company is in the business of internet ecommerce website that sells two-way radio devices and accessories. The Company does not manufacture any equipment or accessories, but resells two-way communication equipment from various manufacturers.

A summary of the Company's significant accounting policies is as follows:

Estimates

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2005 and December 31, 2004.

Revenue Recognition

The Company is engaged in the sale of two-way radio devices through a website on the internet. The Company recognizes the revenue at the time of shipping of the product when responsibility of the product is transferred to the purchaser and payment has been accepted or assured. The Company does not carry an inventory. Instead, the product sold is drop shipped directly from the supplier to the customer. In this capacity, the company is acting as an agent for the supplier and under EITF 99-19 recognizes transactions on the net basis.

Income taxes

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and

                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for our Company on January 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

Going Concern

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

                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005

Note 2.  Stockholders' Equity
--------------------------------------------------------------------------------

Common stock

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

On April 8, 2005, The Company's shareholders approved a forward split of its common stock of two (2) shares for one (1) share of existing stock for shareholders of record on April 8, 2005. The number of common stock shares outstanding increased from 5,280,000 to 10,560,000. Prior period information has been restated to reflect the stock split.

Net loss per common share

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 10,560,000 for the three and six-month periods ending June 30, 2005 and the three-month period ending June 30, 2004, and 9,727,127 for the six-month period ended June 30, 2004. As of June 30, 2005 and 2004 the Company had no dilutive potential common shares. All share amounts have been restated to reflect the 15:1 forward split on March 30, 2004 and the 2:1 forward split on April 8, 2005.

Note 3.  Income Taxes
--------------------------------------------------------------------------------

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

The components of the Company's deferred tax asset as of December 31, 2004 is as follows:
                                                  2004
                                         --------------
      Net operating loss carryforward    $       4,666
      Valuation allowance                       (4,666)
                                         --------------
      Net deferred tax asset             $           0
                                         ==============

                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005


A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                  2004     Since Inception
                                         --------------    ---------------
      Tax at statutory rate (35%)        $       4,568     $         4,666
      Increase in valuation allowance           (4,568)             (4,666)
                                         --------------    ---------------

      Net deferred tax asset             $           0     $             0
                                         ==============    ===============


The net federal operating loss carry forward will expire in 2023 through 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


Note 4.  Related Party Transactions
--------------------------------------------------------------------------------

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

Note 5.  Warrants and Options
--------------------------------------------------------------------------------
There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ComLink Communications Company is a development stage company that plans to sell 2-way communications equipment and accessories. The Company plans to develop and market an e-commerce enabled website which will attract prospective industrial clientele, businesses, municipalities and individual customers through its web site at www.comlinkcommunications.com. ComLink is currently in the process of developing an Internet website with full electronic commerce capabilities, which will be used to offer our products for sale to the consumer (www.comlinkcommunications.com). ComLink plans to have the website operational by the beginning of the second quarter of 2006. However, management cannot guarantee or provide assure that the site will be operational at this time.

The Company had $868.00 of gross profits for the three month period ended June 30, 2005. The revenue was generated by selling communications equipment via a third party with the Company acting as an agent. The transactions where not generated through the Company's proposed website, but rather by third party referrals to the Company. Management cannot provide any assurance or guarantee that similar transactions will occur in the future or if they do that they will generate a profit.

The Company had a net loss of $1,431 for the three month period ended June 30, 2005 and has a net loss of $18,058 for the period from inception (November 12, 2003) to June 30, 2005. The costs associated with theses losses have primarily been related to Registrations costs incurred through the filing of its Form SB-2 and costs associated with maintaining the reporting company status with the SEC as prescribed under the 1934 Act.

Cash Requirements and Need for Additional Funds

As of June 30, 2005, the current cash on hand was $1,208. These funds will be directed towards maintaining the requirements of a reporting company under the 1934 Act, which will generally include accounting, legal and EDGAR filing fees. Management believes the current funds available to the Company will not be sufficient for the continued ongoing operational costs of the Company beyond the next ninety to one hundred and twenty days. Therefore, it will be necessary to find additional funds either through loans from the officer and/or directors, or through private funding from the sale of the Company's common stock. Currently, no steps have been taken for the furtherance of an offering of the Company's common stock. If the Company is unsuccessful in beginning operations and generating revenue or in the alternative is unsuccessful in obtaining additional funding, it will most likely be unable to continue as a going concern, which would result in the complete loss of any investment made into the Company.

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

        ComLink Communications Company.

        Dated: August 12, 2005     /s/ James Bell
                                 ---------------------------
                                 Chief Executive Officer and
                                 Chief Financia Officer