Form 10QSB
period 2005-09-30
COMLINK COMMUNICATIONS CO
filed 2005-11-14
CIK 1277575

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2005
                       Commission File Number: 333-117114

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

                             4127 S. Lamonte Street
                            Spokane, Washington 99203
                                 (509) 482-1159
                                 --------------
                 (Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ------ -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of November 11, 2005, the registrant had 10,560,000 shares of common stock, $0.0001 par value, issued and outstanding.

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements - Unaudited
           Balance Sheets                                                    3
           Statements of Operations                                          4
           Statement of Stockholders' Equity                                 5
           Statements of Cash Flows                                          6
           Notes to Financial Statements                                     7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                11
Item 3.  Controls and Procedures                                            12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  12
Item 2.  Changes in Securities and Use of Proceeds                          12
Item 3.  Defaults Upon Senior Securities                                    12
Item 4.  Submission of Matters to a Vote of Security Holders                12
Item 5.  Other Information                                                  12
Item 6.  Exhibit and Reports on Form 8-K                                    12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)



                         COMLINK COMMUNICATIONS COMPANY.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                    September 30,  December 31,
--------------------------------------------------------------------------------
                                                        2005           2004
                                     ASSETS


CURRENT ASSETS
   Cash                                               $  2,713       $  6,399
--------------------------------------------------------------------------------

     Total current assets                             $  2,713       $  6,399
--------------------------------------------------------------------------------
         Total assets                                 $  2,713       $  6,399
================================================================================



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable and accrued liabilities         $    228       $    750
     Shareholders loan (refer Note 4)                      500             --
--------------------------------------------------------------------------------

     Total current liabilities                        $    728       $    750
--------------------------------------------------------------------------------




STOCKHOLDERS' EQUITY
Common stock, 75,000,000 shares
authorized with $0.001 par value
Issued and outstanding
  10,560,000 common shares at
  September 30, 2005 and December 31, 2004              10,560         10,560
  Additional paid-in capital                             8,420          8,420
  Accumulated deficit during development stage         (16,995)       (13,331)
--------------------------------------------------------------------------------

     Total stockholders' equity                       $  1,985       $  5,649
--------------------------------------------------------------------------------

      Total liabilities and stockholder's equity      $  2,713       $  6,399
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


                                      COMLINK COMMUNICATIONS COMPANY
                                       (A Development Stage Company)
                                         STATEMENTS OF OPERATIONS
                                                (unaudited)

                                                                                               Nov. 12,
                                                                                                2003
                                                                                             (inception)
                                  Three month period             Nine month period               to
                                  ended September 30,            ended September 30,        September 30,
                                 2005            2004           2005            2004            2005

---------------------------------------------------------------------------------------------------------

REVENUES                     $      3,850              --    $      4,718              --    $      4,718
---------------------------------------------------------------------------------------------------------

COST OF GOODS                          --              --              --              --              --
---------------------------------------------------------------------------------------------------------
     Gross Profits           $      3,850              --    $      4,718              --    $      4,718
---------------------------------------------------------------------------------------------------------


GENERAL SELLING AND
ADMINISTRATIVE EXPENSES
                                    2,787           4,851           8,382           5,883          21,713
---------------------------------------------------------------------------------------------------------

OPERATING LOSS               $      1,063    $     (4,851)   $     (3,664)   $     (5,883)   $    (16,995)
---------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD      $      1,063    $     (4,851)   $     (3,664)   $     (5,883)   $    (16,995)
=========================================================================================================




BASIC LOSS PER COMMON SHARE  $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                             ================================================================
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING     10,560,000      10,560,000      10,560,000      10,007,802
                             ================================================================

                 The accompanying notes are an integral part of these financial statements.



                                     COMLINK COMMUNICATIONS COMPANY
                                     (A Development Stage Company)
                                   STATEMENT OF STOCKHOLDERS' EQUITY
                                              (unaudited)
                FOR THE PERIOD FROM NOVEMBER 12, 2003 (INCEPTION) TO SEPTEMBER 30, 2005


                                                                               Deficit
                                      Common Stock                           Accumulated
                               -------------------------       Additional      During
                                Number of                       Paid In      Development
                                 shares          Amount         Capital        Stage           Total
------------------------------------------------------------------------------------------------------

Issuance of common stock
November 12, 2003, date
of inception                     7,500,000    $     7,500    $    (5,000)   $      0.00    $     2,500

   Contribution of capital                                           280             --            280

Net loss, December 31, 2003             --             --             --           (280)          (280)
------------------------------------------------------------------------------------------------------

Balance, December 31, 2003       7,500,000    $     7,500    $    (4,720)   $      (280)   $     2,500

Issuance of common stock         3,060,000          3,060         13,140                        16,200

March 30, 2004, forward
 split 15:1

Net loss, December 31, 2004                                                     (13,051)       (13,051)
------------------------------------------------------------------------------------------------------

Balance, December 31, 2004      10,560,000    $    10,560    $     8,420    $   (13,331)   $     5,649

April 8, 2005, forward
 split 2:1

Net loss, September 30, 2005                                                     (3,664)        (3,664)
------------------------------------------------------------------------------------------------------

Balance, September 30, 2005     10,560,000    $    10,560    $     8,420    $   (16,995)   $     1,985
======================================================================================================

               The accompanying notes are an integral part of these financial statements.


                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Nov. 12,
                                                                         2003
                                                                     (inception)
                                                                         to
                                                 Nine month period    September
                                                  ended June 30,          30,
                                                 2005        2004        2005
-------------------------------------------------------------------------------


CASH FLOWS USED IN OPERATING ACTIVITIES
 Net loss for the period                       $ (3,664)   $ (5,883)   $(16,995)
 Adjustment to reconcile net loss
    to net cash from operating activities:
    Accounts payable and accrued liabilities       (522)         --         228
-------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES          $ (4,186)   $ (5,883)   $(16,767)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                 --          --          --
-------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES          --          --          --
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Paid-in-capital from officer                     --                $    280
    Proceeds on sale of common stock                 --      16,200      18,700
    Proceeds from shareholders loan                 500          --         500
-------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES           500    $ 16,200    $ 19,480
-------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH                    $ (3,686)   $ 10,317    $  2,713

CASH, BEGINNING OF PERIOD                         6,399       2,500          --
-------------------------------------------------------------------------------

CASH, END OF PERIOD                            $  2,713    $ 12,817    $  2,713
===============================================================================

Supplemental Information
Interest paid                                  $      0    $      0    $      0
                                               ================================
Income taxes paid                              $      0    $      0    $      0
                                               ================================

   The accompanying notes are an integral part of these financial statements.

                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

Note 1.  Nature of Business and Significant Accounting Policies
--------------------------------------------------------------------------------

Nature of business

ComLink Communications Company ("Company") was organized November 12, 2003 under the laws of the State of Nevada. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a Development Stage Enterprise.

The Company is in the business of internet ecommerce website that sells two-way radio devices and accessories. The Company does not manufacture any equipment or accessories, but resells two-way communication equipment from various manufactures.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2005 and December 31, 2004.

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

  Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be

                         COMLINK COMMUNICATIONS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for our Company on January 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

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


Note 2.  Stockholders' Equity
--------------------------------------------------------------------------------

Common stock

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005





The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001. On November 12, 2003, the Company authorized and issued 3,750,000 shares of $0.001 par value common stock at par in consideration of $2,500 in cash to the officers of the Company.

>From February 3 through February 23, 2004, the Company sold 1,080,000 shares of stock to individuals and companies at $0.00667 per share, raising $7,200. From March 1, 2004 through March 8, 2004, the Company sold 450,000 shares of stock for foreign investors for $0.02 per share raising $9,000.


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 10,560,000 for the three and nine-month periods ending September 30, 2005 and the three-month period ending September 30, 2004, and 10,007,802 for the nine-month period ended September 30, 2004. As of September 30, 2005 and 2004 the Company had no dilutive potential common shares. All share amounts have been restated to reflect the 15:1 forward split on March 30, 2004 and the 2:1 forward split on April 8, 2005.


Note 2.  Income Taxes
--------------------------------------------------------------------------------

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

The components of the Company's deferred tax asset as of December 31,2004 is as follows:

                                                                 2004
                                                        -------------
            Net operating loss carryforward             $       4,666
            Valuation allowance                                (4,666)
            -------------------                         --------------
            Net deferred tax asset                      $           0
                                                        ==============
A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                        2004     Since Inception
                                                ------------     ---------------
            Tax at statutory rate (35%)         $      4,568     $       4,666
            Increase in valuation allowance           (4,568)           (4,666)
                                                ------------     ---------------
            Net deferred tax asset              $          0     $           0
                                                ==============   ==============
The net federal operating loss carry forward will expire in 2023 through 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

Note 3.  Related Party Transactions
--------------------------------------------------------------------------------

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

An officer and director of the company loaned $500 to the Company. There are no definite repayment terms or accruing interest on the advance.

Note 4.  Warrants and Options
--------------------------------------------------------------------------------

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

Item 2. Plan of Operations

ComLink Communications Company is a development stage company that plans to sell 2-way communications equipment and accessories specifically through the Internet medium. The Company is in the process of developing an e-commerce enabled website which will attract prospective industrial clientele, businesses, municipalities and individual customers. The Company has begun development of the web site (www.comlinkcommunications.com) and plans to continue the development of the website to a level of full electronic commerce capabilities, which will be used to offer 2-way communications equipment for sale to the consumer. ComLink plans to have the website fully operational by the end of the fourth quarter of 2005. However, management cannot guarantee or provide assure that the site will be operational at this time.

For the three month period ended September 30, 2005, the Company has generated revenues of $3,850 compared to $0 revenues for the three month period ended September 30, 2004. The revenue was a result of communication consultation services performed by the Company to one customer. The Company cannot provide any assurance that it will continue to generate revenue in the future. The primary focus of the Company for the fourth quarter of 2005 is to complete the development of its web site.

Cash Requirements and Need for Additional Funds

As of September 30, 2005, the current cash on hand was $2,713. These funds will be directed towards maintaining the requirements of a reporting company under the 1934 Act, which will generally include accounting, legal and EDGAR filing fees. Management believes the current funds available to the Company will not be sufficient for the continued ongoing operational costs of the Company beyond the next ninety to one hundred and twenty days. Therefore, it will be necessary to find additional funds either through loans from the officer and/or directors, or through private funding from the sale of the Company's common stock. Currently, no steps have been taken for the furtherance of an offering of the Company's common stock. If the Company is unsuccessful in beginning operations and generating revenue or in the alternative is unsuccessful in obtaining additional funding, it will most likely be unable to continue as a going concern, which would result in the complete loss of any investment made into the Company.

In September of 2005 the Company's common stock was cleared for an unpriced quotation on the OTC Bulletin Board. As of the date of this report there have been no recorded trades of the common stock on any exchange.

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

     ComLink Communications Company.

     Dated: November 11, 2005    /s/ James Bell
                                    ----------------------------
                                     James Bell
                                     Chief Executive Officer and
                                     Chief Financial Officer