Form 10KSB
period 2005-12-31
COMLINK COMMUNICATIONS CO
filed 2006-03-31
CIK 1277575

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

                       Commission File Number: 333-117114


(Mark One)

|X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

|_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


                         COMLINK COMMUNICATIONS COMPANY
                         ------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

       Nevada                       4813                      30-0220588
----------------------   ---------------------------   -------------------------
State of Incorporation   Primary Standard Industrial       I.R.S. Employer
                             Classification Code       Number Identification No.

                             4127 S. Lamonte Street
                            Spokane, Washington 99203
                                 (509) 482-1159
     ----------------------------------------------------------------------
     (Address and Telephone Number of Issuer's Principal Executive Offices)

                             4127 S. Lamonte Street
                            Spokane, Washington 99203
                                 (509) 482-1159
                 ----------------------------------------------
                 (Name, Address, and Telephone Number of Agent)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ______

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange).  YES     NO X
                                 ---    ---

Issuer's revenues for fiscal year 2005 -- $0

The aggregate market values of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of the common equity was $1,377,000 on March 17, 2006.

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of March 17, 2006 the registrant had 31,680,000 shares of common stock, $0.001 par value, issued and outstanding.

                               TABLE OF CONTENTS

Statement Regarding Forward-Looking Information

PART I
Item 1.   Description of Business                                             3
Item 2.   Description of Property                                             6
Item 3.   Legal Proceedings                                                   6
Item 4.   Submission of Matters to a Vote of Security Holders                 6

PART II
Item 5.   Market for the Registrant's Common Equity And Related
           Stockholder Matters                                                6
Item 6.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          6
Item 7.   Financial Statements                                                8
Item 8.   Changes in and Disagreements on Accounting and Financial
           Disclosures                                                       20
Item 8A.  Controls and Procedures                                            20

PART III
Item 9.   Directors and Executive Officers of the Registrant                 20
Item 10.  Executive Compensation                                             22
Item 11.  Security Ownership of Certain Beneficial Owners and
           Management                                                        22
Item 12.  Certain Relationships and Related Transactions                     23
Item 13.  Exhibits and Reports on Form 8K                                    23
Item 14.  Principal Accounting Fees and Services                             24

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

PART I

Item 1.   Description of Business.

ComLink Communications Company was incorporated on November 12, 2003. ComLink is a development stage company that plans to sell 2-way communications equipment and accessories. The company plans to develop and market an e-commerce enabled website which will attract prospective industrial clientele, businesses, municipalities and individual customers.

Management has identified three broad categories of mobile radios 1.) Public use radios, which requires entry level radio equipment and is operated on a set frequency at low wattage (approximately 1/2 watt); 2.) Land mobile radios, which require commercial grade 2-way communication devices and operate anywhere from 4-100 watts; and 3.) Marine mobile radios, which are similar to land mobile radios designed for marine applications. ComLink plans to focus its business efforts on the marketing and sale of land mobile radios based upon management's belief that there are many potential customers that can benefit from land mobile radios (See "Target Market" below.) Management believes land mobile radios offer advantages over other communications devices such as cellular and digital communications by allowing the users the ability to instantly talk with the push of a button verses dialing a number and waiting to connect. In addition, 2-way communication can be set on a private frequency, assuming the user has license rights from the Federal Communication Commission (FCC), allowing uninterrupted private communication between users.

Management believes that land mobile radios (2-way communication devices) will become increasingly popular as the need for quick and reliable communications tools proliferates. The Company plans to profit from this infrastructure by selling quality 2-way communications equipment and accessories through its Internet website (www.comlinkcommunications.com). At this time government approval is not necessary for our business, and ComLink is unaware of any significant government regulations that may impact its proposed business within the e-commerce marketplace.

ComLink has not incurred any significant research and development costs, and therefore does not expect to pass any such costs on to our prospective customers.

Land Mobile Radio Industry

Land mobile communication services are mobile services between fixed base stations (often with the use of repeaters) and stations capable of surface movement within the geographical limits of a country or continent (i.e., land mobile stations), or between land mobile stations.

Land mobile radio systems are traditionally private systems that allow communication between a base and several mobile radios. Land mobile radio is different from Cellular and Personal Communication Services (PCS) in that the system is rooted upon a "push-to-talk" radio feature. Although "push-to talk" allows the user to instantly talk at the push of a button, these traditional 2-way communication devices create the disadvantage of allowing only one person to talk at a time, similar to citizen band (CB) communication. Prior to the 1990's most 2-way radio systems communications protocols were unique (proprietary) to the manufacture of the radio equipment. Since this time the protocols (radio language) have become more standardized creating a larger market for 2-way radio systems allowing consumers to consider the cost, coverage distance and type of service desired as opposed to being limited to the maker of the equipment in deciding what system to utilize. Management believes that the technology within this market will continue to evolve providing an excellent platform for the sale of 2-way communication devices via the internet.

2-way radio systems are available in a wide range of frequency bands (25Mhz - 960Mhz); as a general rule lower frequency radio waves provide for longer ranges or greater distance in communication between the radios. Unlike telephone or cellular devices, vast network infrastructure such as land lines, cellular towers, even satellites, are not necessary for 2-way radio systems. Management believes that 2-way radio systems are typically more economical than cellular systems for end-users that require constant communications among mobile locations within their enterprise. Generally, the majority of land mobile radio systems are used by key industries including public safety, utilities, and enterprises where the reliability and control of the radio system is important. Management believes private land mobile radio systems will continue to be a critical method of communication for public safety and utility operators and enterprises where the reliability and control of the radio system is important. In addition, management anticipates there will be a continuance of technological advancements within the land mobile radio systems market place, which in turn will enable ComLink to offer new products on its proposed website. Management cannot guarantee or provide any assurance those new technological advances within land mobile radio systems, if any, will result in ComLink generating revenue.

Marketing and Strategy

Target Market

ComLink management believes that by equipping an enterprise to maintain constant communication with selected individuals they will enhance the operating efficiency of the enterprise. While 2-way communications devices could enhance the operations within many industries, the following business segments will be specifically targeted through our internet based advertising campaign:

         Hotel Operations - reliable constant communication between:
               *    Housekeeping
               *    Security
               *    Maintenance
               *    Front Desk
               *    Shuttle Services

         Golf Courses - reliable constant communications between:
               *    Landscaping/Greens Keeping Crews
               *    Maintenance
               *    Food Service
               *    Pro Shop

         Warehouse Operations - reliable constant communications between:
               *    Loading Dock
               *    Office
               *    Security
               *    Maintenance
               *    Sales Staff

         Local Delivery - reliable constant communications between:
               *    Drivers
               *    Dispatch
               *    Management
               *    Other locations

         Public Safety - reliable constant communications between:
               *    Police
               *    Fire
               *    Federal
               *    Ambulance
               *    Event Staff

         Transportation - reliable constant communications between:
               *    All Public Transportation
               *    Taxi Services
               *    Private Shuttle Services
               *    Trucking Companies

Marketing

ComLink is currently in the process of developing an Internet website with full electronic commerce capabilities, which will be used to offer our products for sale to the consumer (www.comlinkcommunications.com). ComLink plans to promote the website and products listed by conventional advertising and marketing. Marketing programs will require the bulk of capital expenditure during the initial phases of ComLink's business development. Marketing strategies will be designed to ultimately get consumers to ComLink's website. The Company plans to accomplish this through various means including, but not limited to, radio and print media, product promotions through local "brick and mortar" communications retail stores, and Internet advertising. In addition, ComLink intends to increase customer awareness and demand for 2-way communications equipment and accessories by implementing advertising and promotional campaigns addressed directly to mobile telecommunication users, specifically to industrial clientele, businesses, municipalities and individual customers. Management believes that direct marketing will provide an effective method for selling products and provide the capability to measure results of sales.

It is important to note that ComLink has not yet fully developed our website, and there can be no assurance that ComLink will be able to implement any marketing campaigns and strategies successfully.

Products

ComLink does not manufacture or design any products. Rather ComLink plans to develop an on-line retail business of selling 2-way communications equipment and accessories through an Internet website. The website itself will be structured to host a comprehensive multi-distributor catalog from which consumers can shop for a variety of 2-way communication equipment and accessories that includes, but will not be limited to, portables, mobiles, repeaters, antennas, and cases.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

There were none and there is no anticipated purchase or sale of plant or significant equipment in the next twelve months.

Patents

The Company holds no patents.

There are no employees of the Company, excluding the current President, James Bell, and Director, Daniel Brailey, of the corporation and no changes are anticipated in the next twelve months.

Item 2.   Description of Property.

ComLink's principle address is 4127 S. Lamonte Street, Spokane WA 99203. Mr. Bell, Officer/Director, is currently providing his home office for ComLink's office and mailing address. Mr. Bell plans to continue to contribute this office space at no cost to the Company until such a time that the Company begins operations. The telephone number is 509- 482-1159.

ComLink believes the property arrangement satisfies the Company's current needs and will be adequate up to the point that ComLink begins operations, which is currently estimated to be at the end of the second quarter of 2005, at which point it may be required to rent or lease commercial property that is capable of providing adequate storage and office space. Management anticipates rent on a per month basis for adequate commercial space will cost ComLink approximately $1,200. This estimate is based upon local commercial spaces with approximately 2,000 -3,000 square feet of storage capability and 500 to 1,000 square feet of office space. However, management plans to continue to utilize Mr. Bell's home office until that space is no longer adequate. At this time no commercial property has been secured by ComLink and there can be no assurance that an adequate space will be found by ComLink when needed; or if adequate space can be found at the price currently estimated by management.

Item 3.   Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.   Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to the security holders for a vote.

PART II

Item 5.   Market for the Registrant's Common Equity And Related Stockholder
          Matters.

Currently the Company's common shares are listed on the Over-the-Counter-Bulletin-Board (OTCBB). The ticker symbol for the Company's common stock is "CMLI". For the period ended December 2005 the stock has not traded, but has had a bid price indicated between .01 and .25 per share.

As of December 31, 2005, the Company had thirty-nine (39) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

Item 6.   Plan of Operation.

Our plan of operations is to sell quality 2-way wireless communications equipment and accessories at a reasonable price though an internet website (www.comlinkcommunications.com).

As of December 31, 2005, ComLink had no cash on hand and available for expenses. In order for ComLink to continue as a going concern it will need to satisfy cash requirements immediately either by additional equity financing and/or by obtaining loans. This may be accomplished via private placements of common stock. There is no additional offering in the works at present. There can be no assurance that ComLink will be successful in raising additional equity financing, and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the development of the website and marketing campaigns, as well as legal and accounting fees. ComLink depends upon capital to be derived from future financing activities such as subsequent offerings of our stock. There can be no assurance that ComLink will be successful in raising the capital the company requires. Management believes that if subsequent private placements are successful, ComLink will be able to generate revenue from online sales of 2-way communications equipment and accessories and achieve liquidity within the following twelve to fourteen months thereof. However, investors should be aware that this is based upon speculation and there can be no assurance that the Company will ever be able reach a level of profitability. ComLink has not generated any revenue through its proposed business. All proceeds received by ComLink have been the result of the sale of its common stock.

As of December 2005, ComLink has accumulated deficit of $19,546 during the development stage of its business. In order to maintain its status as a reporting company, management anticipates expenses of approximately $6,000 per quarter to cover accounting, legal, and filing costs. If the Company is not able to borrow or obtain these funds, when required, it would be at risk of losing its status as a reporting company, which may discourage future investment into the Company. As such, management's primary focus for the next quarter is to secure funds to cover at a minimum the expenses associated with a reporting company.

ComLink does not anticipate any significant research of any products. The Company does not expect the purchase or sale of plant or any significant equipment, and ComLink does not anticipate any change in the number of employees. ComLink has no current material commitments. ComLink has generated no revenue since its inception.

ComLink has no current plans, preliminary or otherwise, to merge with any other entity.

Liquidity and Capital Resources

As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our new business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund any new direction the Company may consider.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and a direct negative impact on shareholder liquidity, which would most likely result in a complete loss of any funds invested in the Company's common stock.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the current funds available to the Company will not be sufficient for to continue maintaining a reporting status. The estimated cost to maintain the reporting status of the Company for the next twelve months has been estimated at $24,000. The officer and director, James Bell has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

If the officer ceases to loan the funds; or after the twelve month period has expired, the Company will be required to find additional proceeds either through loans from the officer and/or directors, or through private funding from the sale of the Company's common stock. Currently, no steps have been taken for the furtherance of either of the above options. If the Company is unsuccessful in redirecting its business and fails to beginning operations or generating revenue or is unsuccessful in obtaining additional funding, it will be unable to continue as a going concern.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 7.   Financial Statements.

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2005
                                DECEMBER 31, 2004

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)

                                    CONTENTS






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       11

BALANCE SHEETS                                                                12

STATEMENTS OF OPERATIONS                                                      13

STATEMENTS OF STOCKHOLDERS' EQUITY                                            14

STATEMENTS OF CASH FLOWS                                                      15

NOTES TO FINANCIAL STATEMENTS                                              16-19

                                       KLT
                            Kyle L. Tingle CPA, LLC
                          PERSONAL FINANCIAL PLANNING
                        BUSINESS SERVICES & TAX PLANNING



             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors
ComLink Communications Company
Spokane, Washington


We have audited the accompanying balance sheets of ComLink Communications Company (A Development Stage Enterprise) as of December 31, 2005 and December 31, 2004 and the related statements of operations, stockholders' equity, and cash flows for the periods then ended and the period November 12, 2003
(inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ComLink Communications Company (A Development Stage Enterprise) as of December 31, 2005 and December 31, 2004 and the results of its operations and cash flows for the periods then ended and the period November 12, 2003 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kyle L. Tingle

Kyle L. Tingle, CPA, LLC


March 24, 2006
Las Vegas, Nevada


        P.O. BOX 50329 * HENDERSON, NEVADA 89016 * PHONE (702) 450-2200
             FAX (702) 436-4218 * E-MAIL: ktingle@kyletinglecpa.com

                         COMLINK COMMUNICATIONS COMPANY.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                    December 31,    December 31,
                                                       2005             2004
--------------------------------------------------------------------------------
                                     ASSETS


CURRENT ASSETS
  Cash                                               $      -         $  6,399
--------------------------------------------------------------------------------

   Total current assets                              $      -         $  6,399
--------------------------------------------------------------------------------

     Total assets                                    $      -         $  6,399
================================================================================



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Outstanding checks in excess of bank balance       $     66         $      -
  Accounts payable and accrued liabilities                  -         $    750
  Shareholder's loan                                      500                -
--------------------------------------------------------------------------------

   Total current liabilities                         $    566         $    750
--------------------------------------------------------------------------------




STOCKHOLDERS' EQUITY
Common stock, 75,000,000 shares authorized
 with $0.001 par value
  Issued and outstanding
   31,680,000 common shares at
    December 31, 2005 and December 31, 2004            31,680           10,560
   Additional paid-in capital                         (12,700)           8,420
   Accumulated deficit during development stage       (19,546)         (13,331)
--------------------------------------------------------------------------------

   Total stockholders' equity                        $   (566)        $  5,649
--------------------------------------------------------------------------------

     Total liabilities and stockholder's equity      $      -         $  6,399
================================================================================




   The accompanying notes are an integral part of these financial statements.

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS

                                                                   November 12,
                                   For the year   For the year         2003
                                      ended          ended        (inception) to
                                   December 31,   December 31,     December 31,
                                      2005           2004              2005
--------------------------------------------------------------------------------

REVENUES                           $      4,718    $          -    $      4,718
--------------------------------------------------------------------------------


GENERAL SELLING AND
 ADMINISTRATIVE EXPENSES                 10,933          13,051          24,264
--------------------------------------------------------------------------------

OPERATING LOSS                     $     (6,215)   $    (13,051)   $    (19,546)
--------------------------------------------------------------------------------

NET LOSS                           $     (6,215)   $    (13,051)   $    (19,546)
================================================================================



BASIC LOSS PER COMMON SHARE        $      (0.00)   $      (0.00)
================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                  31,680,000      29,953,236
================================================================




   The accompanying notes are an integral part of these financial statements.


                                COMLINK COMMUNICATIONS COMPANY
                               (A Development Stage Enterprise)
                              STATEMENT OF STOCKHOLDERS' EQUITY

            FOR THE PERIOD FROM NOVEMBER 12, 2003 (INCEPTION) TO DECEMBER 31, 2005


                                                                    Deficit
                                  Common Stock                    Accumulated
                              ---------------------   Additional    During
                               Number of               Paid In    Development
                                Shares      Amount     Capital       Stage          Total
---------------------------------------------------------------------------------------------
Issuance of common stock
 November 12, 2003, date
 of inception                 22,500,000   $ 22,500   $ (20,000)   $        -     $   2,500

 Contribution of capital                                    280             -           280

Net loss,
 December 31, 2003                                                       (280)         (280)
---------------------------------------------------------------------------------------------

Balance,
 December 31, 2003            22,500,000   $ 22,500   $ (19,720)   $     (280)    $   2,500

Issuance of
 common stock                  9,180,000      9,180       7,020             -        16,200

March 30, 2004,
 forward split 15:1

Net loss,
 December 31, 2004                                                    (13,051)      (13,051)
---------------------------------------------------------------------------------------------

Balance,
 December 31, 2004            31,680,000   $ 31,680   $ (12,700)   $  (13,331)    $   5,649
---------------------------------------------------------------------------------------------

April 8, 2005,
 forward split 2:1

November 2, 2005,
 forward split 3:1

Net loss,
 December 31, 2005                                                     (6,215)       (6,215)
---------------------------------------------------------------------------------------------

Balance,
 December 31, 2005            31,680,000   $ 31,680   $ (12,700)   $  (19,546)    $    (566)
=============================================================================================


   The accompanying notes are an integral part of these financial statements.

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS


                                                                   November 12,
                                     For the year   For the year       2003
                                        ended          ended      (inception) to
                                     December 31,   December 31,   December 31,
                                        2005           2004            2005
--------------------------------------------------------------------------------


CASH FLOWS USED IN
 OPERATING ACTIVITIES
  Net loss for the period             $ (6,215)      $(13,051)      $(19,546)
  Adjustment to reconcile
   net loss to net cash
   from operating activities:
   Outstanding checks in excess
    of bank balance                         66              -             66
   Accounts payable and
    accrued liabilities                   (750)           750              -
--------------------------------------------------------------------------------

NET CASH USED IN
 OPERATING ACTIVITIES                 $ (6,899)      $(12,301)      $(19,480)
--------------------------------------------------------------------------------

CASH FLOWS FROM
 INVESTING ACTIVITIES                        -              -              -
--------------------------------------------------------------------------------

NET CASH FLOWS USED
 IN INVESTING ACTIVITIES                     -              -              -
--------------------------------------------------------------------------------

CASH FLOWS FROM
 FINANCING ACTIVITIES
  Paid-in-capital from officer               -              -       $    280
  Proceeds on sale of common stock           -         16,200         18,700
  Proceeds from shareholders loan          500              -            500
--------------------------------------------------------------------------------

NET CASH PROVIDED
 BY FINANCING ACTIVITIES                   500       $ 16,200       $ 19,480
--------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH           $ (6,399)      $  3,899       $      -

CASH, BEGINNING OF PERIOD                6,399          2,500              -
--------------------------------------------------------------------------------

CASH, END OF PERIOD                   $      -       $  6,399       $      -
================================================================================

Supplemental Information
Interest paid                         $      -       $      -       $      -
                                      =======================================
Income taxes paid                     $      -       $      -       $      -
                                      =======================================


   The accompanying notes are an integral part of these financial statements.

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2005 and December 31, 2004.

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

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for our Company on January 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.


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

Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and raises substantial doubt about its ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to continue with the business plan. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of our common stock in order to continue as a going concern. For the start up operations until the Company began raising equity, the stockholders, officers, and directors advanced the operating costs of the company.

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Note 2.  Stockholders' Equity
--------------------------------------------------------------------------------

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

On November 12, 2003, the Company authorized and issued 22,500,000 shares of $0.001 par value common stock at par in consideration of $2,500 in cash to the officers of the Company.

From February 3 through February 23, 2004, the Company sold 6,480,000 shares of stock to individuals and companies at $0.00667 per share, raising $7,200. From March 1, 2004 through March 8, 2004, the Company sold 2,700,000 shares of stock for foreign investors for $0.02 per share raising $9,000.

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

On November 2, 2005, The Company's shareholders approved a forward split of its common stock of three (3) shares for one (1) share of existing stock for shareholders of record on November 2, 2005. The number of common stock shares outstanding increased from 10,560,000 to 31,680,000.

Prior period information has been restated to reflect the stock splits.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 31,680,000 for the year ending December 31, 2005 and 29,953,236 for the year ending December 31, 2004. As of December 31, 2005 and 2004 the Company had no dilutive potential common shares. All share amounts have been restated to reflect the 15:1 forward split on March 30, 2004 and the 2:1 forward split on April 8, 2005 and the 3:1 forward split on November 2, 2005.

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


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

The components of the Company's deferred tax asset as of December 31, 2005 are as follows:

                                                       2005
        Net operating loss carryforward             $    6,215
        Valuation allowance                             (6,215)
                                                    ----------
        Net deferred tax asset                      $        0
                                                    ==========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                              2005      Since Inception
        Tax at statutory rate (35%)        $    2,175     $    6,841
        Increase in valuation allowance        (2,175)        (6,841)
                                           -----------    -----------

        Net deferred tax asset             $        0     $        0
                                           ===========    ===========

The net federal operating loss carry forward will expire in 2023 through 2025. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


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

An officer and director of the company loaned $500 to the Company. There are no definite repayment terms or accruing interest on the advance. Subsequent to the year ended an officer and director of the company loaned an additional $200 to the Company. There are no definite repayment terms or accruing interest on the advance.

Note 5.  Warrants and Options
--------------------------------------------------------------------------------

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Item 8.   Changes in and Disagreements on Accounting and Financial Disclosures.

None.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

ComLink's chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of December 31, 2005, he concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in ComLink's internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The management of ComLink Communications Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ComLink's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, management concluded that, as of December 31, 2005, The Company's internal control over financial reporting is effective based on those criteria.

ComLink's assessment of the effectiveness of it's internal control over financial reporting as of December 31, 2005 has been audited by Kyle L. Tingle, CPA LLC, an independent registered accounting firm, as stated in their report, which is included herein.

PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons.

The following table and subsequent discussion contains information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with ComLink upon completion of the offering.

Name               Age    Term Served         Title
--------------     ---    ---------------     -----------------------
James Bell         43     Since inception     President, Director and
                                              Chief Financial Officer

Daniel Brailey     37     Since inception     Director

Either of the above persons may be deemed a "promoter" of ComLink as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director. The By-laws of ComLink Communications require no less than one member on the board of directors and no more than seven.

Mr. Bell is not and has never been an employee, officer, shareholder, director or in any way related to Mr. Brailey's business, 2-Way Mobile Communications (see Director Background below). ComLink is not in any way succeeding the operations of 2-Way Mobile Communications, or any division or component of 2-Way Mobile Communications. ComLink is a development stage corporation, and is not a successor of any predecessor company or business.

Officer and Director Background:

James Bell: President and Director. Mr. Bell has over twelve years of experience in the securities industry, both in the retail sales and in management in Spokane, Washington. From April, 2002 through December, 2003, Mr. Bell was a Field Auditor for Metropolitan Investment Securities, Inc. an investment firm in Spokane, Washington. His duties included remote electronic surveillance of registered representative's activities to ensure compliance with state and federal securities regulations, as well as on-site examinations of registered representative's remote offices. From December, 2001 through March 2002, Mr. Bell was not employed. From September, 2000 through November, 2001, Mr. Bell was a Vice President/Private Client Manager with Wells Fargo Investments, LLC. He offered investment products and advisory services to individuals, trusts and small businesses. From January, 1994 through September, 2000, Mr. Bell was an Assistant Vice President/Investment Specialist with US Bancorp Securities (later known as US Bancorp Piper Jaffray). In that capacity, Mr. Bell sold investment products to retail investors and small business clients. From November, 1991 through January, 1994, Mr. Bell was a Personal Financial Planner with IDS Financial Services. At IDS, Mr. Bell provided fee-based financial planning services and sold investment and insurance products to individual investors and small businesses. Prior to his securities industry experience, Mr. Bell had five years of experience teaching mathematics and computer science at the secondary level. He graduated from Washington State University in 1987.

Daniel Brailey: Director. Currently owns and operates 2-Way Mobile Communications (a Washington state based company), where he had been the managing director since 1994. His responsibilities include sales development, marketing, and the day-to-day operations of the business. 2-Way Mobile Communications provide 2-Way Radio, pager, and cellular services to individuals and businesses throughout the state of Washington.

Currently ComLink has no employees other than the current officer and director, James Bell, which may create potential conflicts of interest. The Officer anticipates devoting, at a, minimum fifteen hours per month to the furtherance of ComLink over the next twelve months. Director, Daniel Brailey anticipates devoting at a minimum twelve to fifteen hours per month over the next twelve months. The above times are estimations that will likely increase within the next twelve months as ComLink continues to develop its proposed business plan as set forth herein.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. The next such meeting is scheduled for November 2006. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

There are no familial or other relationships needing explanation, between Mr. Bell and/or Mr. Brailey and any other person(s).

We have not entered into any employment agreements with any of our employees, and employment arrangements are all subject to the discretion of our board of directors.

No executive Officer or Director of ComLink has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of ComLink is the subject of any pending legal proceedings.

Item 10.  Executive Compensation.

ComLink's current officer and directors receive no compensation and have received no restricted stock awards, options, or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between ComLink and its executive officer or directors. The officer and directors currently devote an immaterial amount of time, no more than 10-15% of their time, to manage the affairs of ComLink. The directors and principal officers have agreed to work with no remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to all officers and compensation for directors' participation. The officers and the board of directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $150,000 at each month end. When positive cash flow reaches $25,000 at each month end and appears sustainable, the board of directors will re-address compensation for key personnel and enact a plan at that time which will benefit ComLink as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries, if any.

Item 11. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as it relates to our named Director and executive Officer, and each person known to ComLink to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position          Shares     Percent   Security
----------------------    ---------   -------   --------
James Bell
President and Director    7,875,000    49.7%     Common

Daniel Brailey
Director                  3,375,000    21.3%     Common

============================================================
Officers and Directors
as a Group               11,250,000    71.0%     Common

James Bell and Daniel Brailey's address is 4127 S. Lamonte Street, Spokane, Washington 99203.

The above referenced common shares were paid for and issued in November 2003, for consideration of $0.01 per share and total consideration of $2,500. (Please note that the above share total reflects the 15:1 forward split, effective March 2004 and a 2:1 forward split effective April 2005 and a 3:1 forward split effective November 2005.)

Item 12.  Certain Relationships and Related Transactions.

Currently, there are no contemplated transactions that ComLink may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the SEC on the proper form making such transaction available for the public to view.

ComLink has no formal written employment agreement or other contracts with our current officer, and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. James Bell and Daniel Brailey anticipate devoting at a minimum of twelve to fifteen hours per month of their available time to ComLink's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 13.  Exhibits.

The following exhibits are incorporated into this Form 10-KSB Annual Report:

  EXHIBIT NO.     DESCRIPTION
  -----------     ----------------------------------------
     23.1         Consent of Independent Registered Public Accounting Firm

     31 Certification of James Bell, CEO and CFO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32           Certification of James Bell, CEO and CFO pursuant to
                  18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Articles of Incorporation*
                  Bylaws*
                  Form 8K**
                     ----------------------------------------

* Previously filed with the Company's Form SB-2 in July 2004 and is hereby incorporated into this filing by reference.
**8-K filed in November 2005. Disclosed a 3:1 forward split of the Company's common stock.

Item 14.  Principal Accounting Fees and Services.

The aggregate audit fees billed or to be billed by Kyle Tingle, CPA for the audit of ComLink's annual financial statements and review of financial statements included in Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was approximately $11,000 for the year ended December 31, 2005. Additional expenses relating to the financial reviews and audit include bookkeeping services, legal services, and filing fees of approximately $13,000. Other than the above there were no other audit-related fees incurred or additional audit or professional fees to be billed for the above period.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      ComLink Communications Company.

      Dated: March 17, 2006      /s/ James Bell
                                 ---------------------------
                                 James Bell
                                 Chief Executive Officer and
                                 Chief Financial Officer

--------------------------------------------------------------------------------