Form 10QSB
period 2006-03-31
COMLINK COMMUNICATIONS CO
filed 2006-05-12
CIK 1277575

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2006
                       Commission File Number: 333-117114

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

                             4127 S. Lamonte Street
                            Spokane, Washington 99203
                                 (509) 482-1159
                                 --------------
     (Address and Telephone Number of Issuer's Principal Executive Offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of May 5, 2006, the registrant had 31,680,000 shares of common stock, $0.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION                                               3

Item 1.  Financial Statements - Unaudited                                    3

              Balance Sheet as of March 31, 2006.                            3

              Statements of Operations                                       4

              Statement of Stockholders' Equity                              5

              Statements of Cash Flows.                                      6

              Notes to Financial Statements                                  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                               11

Item 3.  Controls and Procedures                                            13

PART II - OTHER INFORMATION                                                 13

Item 1.  Legal Proceedings.                                                 13

Item 2.  Changes in Securities and Use of Proceeds.                         13

Item 3.  Defaults Upon Senior Securities.                                   13

Item 4.  Submission of Matters to a Vote of Security Holders.               13

Item 5.  Other Information.                                                 13

Item 6.  Exhibit and Reports on Form 8-K                                    13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                                      March 31,
                                                                        2006
--------------------------------------------------------------------------------
                                     ASSETS


CURRENT ASSETS
   Cash                                                                $  9,080
--------------------------------------------------------------------------------

     Total current assets                                              $      -
--------------------------------------------------------------------------------

       Total assets                                                    $  9,080
================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Outstanding checks in excess of bank balance                        $      -
   Accounts payable and accrued liabilities                               1,650
   Officer loan                                                          10,700
--------------------------------------------------------------------------------

     Total current liabilities                                         $ 12,350
--------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY
Common stock, 75,000,000 shares authorized
 with $0.001 par value
 Issued and outstanding
  31,680,000 common shares at March 31, 2006                             31,680
  Additional paid-in capital                                            (12,700)
  Accumulated deficit during development stage                          (22,250)
--------------------------------------------------------------------------------

     Total stockholders' equity                                        $ (3,270)
--------------------------------------------------------------------------------

       Total liabilities and stockholders' equity                      $  9,080
================================================================================



   The accompanying notes are an integral part of these financial statements.

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                   November 12,
                                   For the three   For the three       2003
                                    months ended    months ended  (inception) to
                                     March 31,        March 31,      March 31,
                                        2006            2005           2006
--------------------------------------------------------------------------------

REVENUES                           $          -    $          -    $      4,718
--------------------------------------------------------------------------------



GENERAL SELLING AND
 ADMINISTRATIVE EXPENSES
                                          2,704           3,296          26,968
--------------------------------------------------------------------------------

OPERATING LOSS                     $     (2,704)   $     (3,296)   $    (22,250)
--------------------------------------------------------------------------------

NET LOSS                           $     (2,704)   $     (3,296)   $    (22,250)
================================================================================




BASIC LOSS PER COMMON SHARE        $      (0.00)   $      (0.00)
================================================================

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING        31,680,000      31,680,000
================================================================










   The accompanying notes are an integral part of these financial statements.

                                      COMLINK COMMUNICATIONS COMPANY
                                     (A Development Stage Enterprise)
                                     STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE PERIOD FROM NOVEMBER 12, 2003 (INCEPTION) TO MARCH 31, 2006


                                                                                  Deficit
                                             Common Stock                       Accumulated
                                        -----------------------    Additional      During
                                        Number of                   Paid In     Development
                                          shares       Amount       Capital        Stage          Total
----------------------------------------------------------------------------------------------------------

Issuance of common stock
 November 12, 2003, date of inception   22,500,000   $   22,500   $  (20,000)   $        -    $    2,500

   Contribution of capital                                               280             -           280

Net loss, December 31, 2003                                                           (280)         (280)
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2003              22,500,000   $   22,500   $  (19,720)   $     (280)   $    2,500

Issuance of common stock                 9,180,000        9,180        7,020             -        16,200

March 30, 2004, forward split 15:1

Net loss, December 31, 2004                                                        (13,051)      (13,051)
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2004              31,680,000   $   31,680   $  (12,700)   $  (13,331)   $    5,649
----------------------------------------------------------------------------------------------------------

April 8, 2005, forward split 2:1

November 2, 2005, forward split 3:1

Net loss, December 31, 2005                                                         (6,215)       (6,215)
----------------------------------------------------------------------------------------------------------

Balance, December 31, 2005              31,680,000   $   31,680   $  (12,700)   $  (19,546)   $     (566)

Net loss, March 31, 2006                         -            -            -        (2,704)       (2,704)
----------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                 31,680,000   $   31,680   $  (12,700)   $  (22,250)   $   (3,270)
==========================================================================================================



                The accompanying notes are an integral part of these financial statements.




                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 For the    For the    November
                                                  three      three     12, 2003
                                                  months     months   inception)
                                                  ended      ended        to
                                                 March 31,  March 31,  March 31,
                                                   2006       2005       2006
--------------------------------------------------------------------------------

CASH FLOWS USED IN
 OPERATING ACTIVITIES
  Net loss for the period                        $ (2,704)  $ (3,296)  $(22,250)
  Adjustment to reconcile net loss
   to net cash from operating activities:
   Outstanding checks in excess of bank balance       (66)         -          -
   Accounts payable and accrued liabilities         1,650        750      1,650
--------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES            $ (1,120)  $ (2,546)  $(20,600)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                    -          -          -
--------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES             -          -          -
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Paid-in-capital from officer                         -          -   $    280
   Proceeds on sale of common stock                     -          -     18,700
   Proceeds from shareholders loan                 10,200          -     10,700
--------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES        $ 10,200   $      -   $ 29,680
--------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH                      $  9,080   $ (2,546)  $  9,080

CASH, BEGINNING OF PERIOD                               -      6,399          -
--------------------------------------------------------------------------------

CASH, END OF PERIOD                              $  9,080   $  3,853   $  9,080
================================================================================

Supplemental Information
Interest paid                                    $      -   $      -   $      -
                                                 ===============================
Income taxes paid                                $      -   $      -   $      -
                                                 ===============================


   The accompanying notes are an integral part of these financial statements.

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (unaudited)

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2006.

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

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (unaudited)

Recent Accounting Pronouncements

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

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of FSP 115-1 will have a material impact on our consolidated financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.


Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have material operations or a source of revenue sufficient to cover its operation costs and raises substantial doubt about its ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to continue with the business plan. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of our common stock in order to continue as a going concern. For the start up operations until the Company began raising equity, the stockholders, officers, and directors advanced the operating costs of the company.

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (unaudited)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 31,680,000 for the period ending March 31, 2006 and 31,680,000 for the period ending March 31, 2005. As of March 31, 2006 the Company had no dilutive potential common shares. All share amounts have been restated to reflect the 15:1 forward split on March 30, 2004 and the 2:1 forward split on April 8, 2005 and the 3:1 forward split on November 2, 2005.

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (unaudited)

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

The components of the Company's deferred tax asset as of March 31, 2006 are as follows:


                                                      2006
                                             --------------
       Net operating loss carryforward       $       7,787
       Valuation allowance                          (7,787)
                                             --------------
       Net deferred tax asset                $           0
                                             =============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                      2006     Since Inception
                                             --------------    --------------
       Tax at statutory rate (35%)           $         946     $       7,787
       Increase in valuation allowance                (946)           (7,787)
                                             --------------    --------------

       Net deferred tax asset                $           0     $           0
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

An officer and director of the company loaned $10,700 to the Company. There are no definite repayment terms or accruing interest on the advance. There are no definite repayment terms or accruing interest on the advance.

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

Item 2. Plan of Operations

Introduction

There have been no operating revenues since inception (November 12, 2003.) Since this time through year end 2005 management had focused efforts on developing a commercially viable website (www.comlinkcommunications.com) that would enable it to sell 2-way communications equipment and accessories via the internet, specifically to industrial clientele, businesses, municipalities and individual customers.

As of March 31, 2005 the Company had $9,080 of cash available. These funds were the result of a loan provided to the Company by a shareholder. To date, the Company has not been able to generate any revenue from its proposed internet business platform. On February 28, 2006, due to the lack of success in executing the Company's business plan the Board of Directors determined that it is no longer viable to continue operations under the existing business platform. Therefore, as of February 28, 2006 the Company has begun the initial process of eliminating and resolving any and all outstanding issues related to the prior focus of management and business operations for ComLink Communications.

The Company is redirecting the current focus towards identifying and pursuing options regarding the development of a new business plan and direction, as well as seeking opportunities to acquire an entity that has current operations and is generating positive revenue, profits and cash flow in order to financially accommodate the costs of being a fully reporting company.

As of the date of this report, the Company has no current business. Its business plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. At the present time the Company is concentrating substantially all of its efforts in raising capital and developing business operations.

This should not be read or understood that the Company will engage in capital formation before an acquisition target has been secured and disclosed. A corporation with no current business is generally unable to sell securities because it provides investors no basis to invest any funds and the Company's ability sell securities are substantially restricted by state and federal regulations. Accordingly, the Company will not seek to raise funds by offering its securities before disclosure of any arrangement to secure valuable business assets.

The Company has had substantial operating losses since its inception in November of 2003 and is currently dependant upon outside financing to continue operations. Management believes additional financing will not be made available prior to finding and disclosing an acquisition of, or an arrangement to acquire, valuable business assets. The Company plans to seek one or more profitable business combinations or acquisitions. The Company will not engage in capital formation until it acquires or adopts a specific business plan or business assets and can project the nature of its intended operations.

Plan of Operation - Next Twelve Months

This Company has no immediate or foreseeable need for additional funding, from sources outside of its officer and directors, during the next twelve months. The officer and directors, if required plan to advance the expenses of accounting, legal, and professional requirements, including expenses in connection with this 1934 Act Registration of its common stock for the next twelve months if required to do so. Specifically, in the event that no combination is made within the next twelve months, the Company will be forced to affect additional advances from its officer and directors, for costs involved in maintenance of corporate status within the state of Nevada and filing of reports with the Security and Exchange Commission (SEC), as required under the 1934 Act. Should this become necessary, the maximum amount of such advances is estimated not to exceed $15,000. No agreement by the officer and directors to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available.

For at least the next twelve months the Company anticipates it will continue to file reports with the SEC, even though it may cease to be required to do so. Management currently believes it is in the best interest of the Company to report its affairs quarterly, annually and currently, in order to provide accessible public information to interested parties, and also specifically to maintain its qualification for the Over-the Counter-Bulletin-Board (OTCBB) listing. However, management cannot provide any guarantee or assurance it will have sufficient funds to maintain the Company's reporting status.

Liquidity and Capital Resources

As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our new business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the new proposed business direction.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and a direct negative impact on shareholder liquidity, which would likely result in a complete loss of any funds invested in the common stock.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

There are no employees of the Company, excluding the current President, James Bell, and Director, Daniel Brailey, of the corporation.

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

     ComLink Communications Company.

     Dated: May 11, 2006      /s/ James Bell
                             ---------------------------
                             Chief Executive Officer and
                             Chief Financial Officer