Form 10QSB
period 2006-06-30
COMLINK COMMUNICATIONS CO
filed 2006-08-14
CIK 1277575

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

                         For Period ended June 30, 2006
                       Commission File Number: 333-117114

                         COMLINK COMMUNICATIONS COMPANY
               --------------------------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

        Nevada                          4813                     30-0220588
        ------                          ----                     ----------
State of Incorporation             Primary Standard           I.R.S. Employer
                              Industrial Classification      Identification No.
                                     Code Number #


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of August 11, 2006, the registrant had 31,680,000 shares of common stock, $0.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements - Unaudited                                      3

         Balance Sheet as of June 30, 2006.                                    3

         Statements of Operations                                              4

         Statement of Stockholders' Equity                                     5

         Statements of Cash Flows.                                             6

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                 11

Item 3.  Controls and Procedures                                              13

PART II - OTHER INFORMATION                                                   13

Item 1.  Legal Proceedings.                                                   13

Item 2.  Changes in Securities and Use of Proceeds.                           13

Item 3.  Defaults Upon Senior Securities.                                     13

Item 4.  Submission of Matters to a Vote of Security Holders.                 13

Item 5.  Other Information.                                                   13

Item 6.  Exhibit and Reports on Form 8-K                                      13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)


                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                         June 30,   December 31,
                                                           2006        2005
--------------------------------------------------------------------------------
                        ASSETS


CURRENT ASSETS
   Cash                                                 $     396   $         -
--------------------------------------------------------------------------------

         Total current assets                           $       -   $         -
--------------------------------------------------------------------------------

                Total assets                            $     396   $         -
================================================================================



             LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Outstanding checks in excess of bank balance       $       -   $        66
     Shareholder's loan                                    16,200           500
--------------------------------------------------------------------------------

         Total current liabilities                      $  16,200   $       566
--------------------------------------------------------------------------------




STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 75,000,000 shares authorized
 with $0.001 par value
 Issued and outstanding
     31,680,000 common shares at June 30, 2006             31,680        31,680
     Additional paid-in capital                           (12,700)      (12,700)
     Accumulated deficit during development stage         (34,784)      (19,546)
--------------------------------------------------------------------------------

         Total stockholders' equity (deficit)           $ (15,804)  $      (566)
--------------------------------------------------------------------------------

                Total liabilities and stockholders'
                equity                                  $     396   $         -
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

                                            COMLINK COMMUNICATIONS COMPANY
                                           (A Development Stage Enterprise)
                                               STATEMENTS OF OPERATIONS
                                                     (unaudited)


                                                                                                        November 12,
                                       For the three   For the three    For the six      For the six        2003
                                        months ended    months ended    months ended     months ended    (inception)
                                          June 30,        June 30,        June 30,         June 30,      to June 30,
                                            2006            2005            2006             2005           2006
--------------------------------------------------------------------------------------------------------------------
REVENUES                               $           -   $         868    $          -     $        868   $     4,718
--------------------------------------------------------------------------------------------------------------------



GENERAL SELLING AND ADMINISTRATIVE
EXPENSES                                      12,534           2,299          15,238            5,595        39,502
--------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                         $     (12,534)  $      (1,431)   $    (15,238)    $     (4,727)  $   (34,784)
--------------------------------------------------------------------------------------------------------------------

NET LOSS                               $     (12,534)  $      (1,431)   $    (15,238)    $     (4,727)  $   (34,784)
====================================================================================================================




BASIC LOSS PER COMMON SHARE            $       (0.00)  $       (0.00)   $      (0.00)    $      (0.00)
------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                       31,680,000      31,680,000      31,680,000       31,680,000
------------------------------------------------------------------------------------------------------











                      The accompanying notes are an integral part of these financial statements.


                                                          4


                                      COMLINK COMMUNICATIONS COMPANY
                                     (A Development Stage Enterprise)
                                    STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE PERIOD FROM NOVEMBER 12, 2003 (INCEPTION) TO JUNE 30, 2006

                                                                                  Deficit
                                               Common Stock                     Accumulated
                                          ----------------------   Additional     During
                                          Number of                 Paid In     Development
                                            shares       Amount     Capital        Stage        Total
--------------------------------------------------------------------------------------------------------
Issuance of common stock November 12,
   2003, date of inception                22,500,000   $  22,500   $  (20,000)  $         -   $   2,500

   Contribution of capital                                                280             -         280

Net loss, December 31, 2003                                                            (280)       (280)
--------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                22,500,000   $  22,500   $  (19,720)  $      (280)  $   2,500

Issuance of common stock                   9,180,000       9,180        7,020             -      16,200

March 30, 2004, forward split 15:1

Net loss, December 31, 2004                                                         (13,051)    (13,051)
--------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                31,680,000   $  31,680   $  (12,700)  $   (13,331)  $   5,649
--------------------------------------------------------------------------------------------------------

April 8, 2005, forward split 2:1

November 2, 2005, forward split 3:1

Net loss, December 31, 2005                                                          (6,215)     (6,215)
--------------------------------------------------------------------------------------------------------

Balance, December 31, 2005                31,680,000   $  31,680   $  (12,700)  $   (19,546)  $    (566)

Net loss, June 30, 2006                            -           -            -       (15,238)    (15,238)
--------------------------------------------------------------------------------------------------------

Balance, June 30, 2006                    31,680,000   $  31,680   $  (12,700)  $   (34,784)  $ (15,804)
========================================================================================================








                The accompanying notes are an integral part of these financial statements.


                                                    5


                                   COMLINK COMMUNICATIONS COMPANY
                                  (A Development Stage Enterprise)
                                      STATEMENTS OF CASH FLOWS
                                             (unaudited)


                                                                                      November 12,
                                                    For the six      For the six           2003
                                                    months ended     months ended    (inception) to
                                                      June 30,         June 30,         June 30,
                                                        2006             2005              2006
---------------------------------------------------------------------------------------------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                           $    (15,238)    $     (4,727)   $     (34,784)
  Adjustment to reconcile net loss
    to net cash from operating activities:
    Accounts payable and accrued liabilities                   -             (464)               -
---------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES               $    (15,238)    $     (5,191)   $     (34,784)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                           -                -                -
---------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                    -                -                -
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Outstanding checks in excess of bank balance    $        (66)    $          -    $           -
    Paid-in-capital from officer                               -                -              280
    Proceeds on sale of common stock                           -                -           18,700
    Proceeds from shareholders loan                       15,700                -           16,200
---------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES           $     15,634     $          -    $      35,180
---------------------------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH                         $        396     $     (5,191)   $         396

CASH, BEGINNING OF PERIOD                                      -            6,399                -
---------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                 $        396     $      1,208    $         396
 ==================================================================================================

Supplemental Information
Interest paid                                       $          -     $          -    $           -
                                                    ===============================================
Income taxes paid                                   $          -     $          -    $           -
                                                    ===============================================



             The accompanying notes are an integral part of these financial statements.


                                                 6

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (unaudited)


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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2006.

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

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (unaudited)


Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSB 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. WE do not expect the adoption of FSB 115-1 will have material impart on our financial condition or results of operations.

In February 2006, the Financial Accounting Standards Boars ("FASB") issued SFAS No. 155, " Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" (SFAS No. 155"). SFAS No. 155 allows financial instruments that contain and embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15,
200. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS will have a material impact on the financial conditions or results of operations.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.


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

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (unaudited)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 31,680,000 for the period ending June 30, 2006 and 31,680,000 for the period ending June 30, 2005. As of June 30, 2006 the Company had no dilutive potential common shares. All share amounts have been restated to reflect the 15:1 forward split on March 30, 2004 and the 2:1 forward split on April 8, 2005 and the 3:1 forward split on November 2, 2005.

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (unaudited)


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

The components of the Company's deferred tax asset as of June 30, 2006 are as follows:

                                                  2006
                                             --------------
         Net operating loss carryforward     $      12,174
         Valuation allowance                       (12,174)
                                             --------------

         Net deferred tax asset              $           0
                                             ==============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                 Since
                                                 2006         Inception
                                             -------------   -----------
         Tax at statutory rate (35%)         $       5,333   $   12,174
         Increase in valuation allowance            (5,333)     (12,174)
                                             -------------   -----------

         Net deferred tax asset              $           0   $        0
                                             =============   ===========

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

An officer and director of the company loaned $16,200 to the Company. There are no definite repayment terms or accruing interest on the advance. There are no definite repayment terms or accruing interest on the advance. Subsequent to the period on July 3, 2006 an officer and director of the company loaned an additional $6,000 to the Company.

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

As of June 30, 2006 the Company had $396 of cash available. To date, the Company has not been able to generate any revenue from its proposed internet business platform. On February 28, 2006, due to the lack of success in executing the Company's business plan the Board of Directors determined that it is no longer viable to continue operations under the existing business platform. Therefore, as of February 28, 2006 the Company has begun the initial process of eliminating and resolving any and all outstanding issues related to the prior focus of management and business operations for ComLink Communications Company.

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

The Company has had substantial operating losses since its inception in November of 2003 ($34,784) and is currently dependant upon outside financing to continue operations. Management believes additional financing will not be made available prior to finding and disclosing an acquisition of, or an arrangement to acquire, valuable business assets. The Company plans to seek one or more profitable business combinations or acquisitions. The Company will not engage in capital formation until it acquires or adopts a specific business plan or business assets and can project the nature of its intended operations.

On June 30, 2006, James Bell, our president, chief financial officer and a director, resigned from these positions. Mr. Bell's resignation did not result from any disagreement between him and us.

On June 30, 2006, we appointed Daniel
Brailey, current Director of the Company as our president and chief executive officer.

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

PART II - OTHER INFORMATION

Item 1.      Not applicable.
Item 2.      Not applicable.
Item 3.      Not applicable.
Item 4.      Not applicable.
Item 5.      Not applicable.
Item 6. 8-K filed August 7, 2006 - Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

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

                                             ComLink Communications Company.

        Dated: August 10, 2006                /s/ James Bell
                                             --------------------------------
                                             Chief Executive Officer and
                                             Chief Financial Officer

--------------------------------------------------------------------------------