Form 10QSB
period 2006-09-30
COMLINK COMMUNICATIONS CO
filed 2006-11-14
CIK 1277575

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

                       For Period ended September 30, 2006
                       Commission File Number: 333-117114

                         COMLINK COMMUNICATIONS COMPANY
                         ------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

         Nevada                      4813                     30-0220588
         ------                      ----                     ----------
  State of Incorporation        Primary Standard                I.R.S.
                                   Industrial              Identification No.
                             Employer Classification
                                 Code Number #

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
                 (Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES X      NO
   ---       ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the
securities under a plan confirmed by a court.     YES         NO
                                                     ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of November 13, 2006, the registrant had 31,680,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):
YES     NO X
   ---    ---

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements - Unaudited                                     1

         Balance Sheets                                                       2

         Statements of Operations                                             3

         Statement of Stockholders' Deficit                                   4

         Statements of Cash Flows                                             5

         Notes to Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 10

Item 3.  Controls and Procedures                                             12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 2.  Changes in Securities and Use of Proceeds                           12

Item 3.  Defaults Upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 5.  Other Information                                                   12

Item 6.  Exhibit and Reports on Form 8-K                                     12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                    September 30,   December 31,
                                                         2006           2005
--------------------------------------------------------------------------------
                                     ASSETS


CURRENT ASSETS
   Cash                                             $         938   $         -
--------------------------------------------------------------------------------

       Total current assets                         $           -   $         -
--------------------------------------------------------------------------------

              Total assets                          $         938   $         -
================================================================================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
     Outstanding checks in excess of bank balance   $           -   $        66
     Shareholder's loan                                    22,700           500
--------------------------------------------------------------------------------

       Total current liabilities                    $      22,700   $       566
--------------------------------------------------------------------------------


STOCKHOLDERS' DEFICIT
Common stock, 75,000,000 shares authorized
  with $0.001 par value
   Issued and outstanding
     31,680,000 common shares at September 30, 2006        31,680        31,680
     Additional paid-in capital                           (12,700)      (12,700)
     Accumulated deficit during development stage         (40,742)      (19,546)
--------------------------------------------------------------------------------

       Total stockholders' deficit                  $     (21,762)  $      (566)
--------------------------------------------------------------------------------

              Total liabilities and stockholders'
                deficit                             $         938   $         -
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


                                       COMLINK COMMUNICATIONS COMPANY
                                      (A Development Stage Enterprise)
                                          STATEMENTS OF OPERATIONS
                                                 (unaudited)




                                                                                               November 12,
                              For the three   For the three   For the nine     For the nine        2003
                               months ended    months ended   months ended     months ended    (inception)
                              September 30,   September 30,   September 30,   September 30,    to September
                                   2006            2005           2006             2005          30, 2006
-----------------------------------------------------------------------------------------------------------
REVENUES                      $           -   $       3,850   $           -   $       4,718   $      4,718
-----------------------------------------------------------------------------------------------------------


GENERAL SELLING AND
ADMINISTRATIVE EXPENSES               5,958           2,787          21,196           8,382         45,460
-----------------------------------------------------------------------------------------------------------

OPERATING LOSS                $      (5,958)  $       1,063   $     (21,196)  $      (3,664)  $    (40,742)
-----------------------------------------------------------------------------------------------------------

NET LOSS                      $      (5,958)  $       1,063   $     (21,196)  $      (3,664)  $    (40,742)
===========================================================================================================



BASIC LOSS PER COMMON SHARE   $       (0.00)  $       (0.00)  $       (0.00)  $       (0.00)
-------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES
     OUTSTANDING                 31,680,000      31,680,000      31,680,000      31,680,000
-------------------------------------------------------------------------------------------










                 The accompanying notes are an integral part of these financial statements.

                                                     3


                                  COMLINK COMMUNICATIONS COMPANY
                                 (A Development Stage Enterprise)
                                 STATEMENT OF STOCKHOLDERS' EQUITY

              FOR THE PERIOD FROM NOVEMBER 12, 2003 (INCEPTION) TO SEPTEMBER 30, 2006



                                                                            Deficit
                                          Common Stock                    Accumulated
                                      ---------------------  Additional     During
                                      Number of               Paid In     Development
                                       shares       Amount     Capital       Stage        Total
--------------------------------------------------------------------------------------------------
Issuance of common stock
   November 12, 2003, date
   of inception                       22,500,000  $  22,500  $  (20,000)  $         -   $   2,500

   Contribution of capital                                          280             -         280

Net loss, December 31, 2003                                                      (280)       (280)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2003            22,500,000  $  22,500  $  (19,720)  $      (280)  $   2,500

Issuance of common stock               9,180,000      9,180       7,020             -      16,200

March 30, 2004, forward split 15:1

Net loss, December 31, 2004                                                   (13,051)    (13,051)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2004            31,680,000  $  31,680  $  (12,700)  $   (13,331)  $   5,649
--------------------------------------------------------------------------------------------------

April 8, 2005, forward split 2:1

November 2, 2005, forward split 3:1

Net loss, December 31, 2005                                                    (6,215)     (6,215)
--------------------------------------------------------------------------------------------------

Balance, December 31, 2005            31,680,000  $  31,680  $  (12,700)  $   (19,546)  $    (566)

Net loss, September 30, 2006                   -          -           -       (21,196)    (21,196)
--------------------------------------------------------------------------------------------------

Balance, September 30, 2006           31,680,000  $  31,680  $  (12,700)  $   (40,742)  $ (21,762)
==================================================================================================



            The accompanying notes are an integral part of these financial statements.



                                                4


                                   COMLINK COMMUNICATIONS COMPANY
                                  (A Development Stage Enterprise)
                                      STATEMENTS OF CASH FLOWS
                                            (unaudited)


                                                                                     November 12,
                                                     For the nine    For the nine        2003
                                                     months ended    months ended   (inception) to
                                                     September 30,   September 30,   September 30,
                                                          2006           2005            2006
--------------------------------------------------------------------------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                            $     (21,196)  $     (3,664)  $     (40,742)
  Adjustment to reconcile net loss
       to net cash from operating activities:
       Outstanding checks in excess of bank balance              -              -               -
       Accounts payable and accrued liabilities                  -           (522)              -
--------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                $     (21,196)  $     (4,186)  $     (40,742)
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES                             -              -               -
--------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                      -              -               -
--------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Paid-in-capital from officer                                -              -   $         280
    Proceeds on sale of common stock                             -              -          18,700
    Proceeds from shareholders loan                         22,200            500          22,700
--------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            $      22,200   $        500   $      41,680
--------------------------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH                          $       1,004   $     (3,686)  $         938

CASH, BEGINNING OF PERIOD                                      (66)         6,399               -
--------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                  $         938   $      2,713   $         938
==================================================================================================

Supplemental Information
Interest paid                                        $           -   $          -   $           -
                                                     =============================================
Income taxes paid                                    $           -   $          -   $           -
                                                     =============================================



             The accompanying notes are an integral part of these financial statements.



                                                 5

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (unaudited)



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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2006.

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

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (unaudited)


Recent Accounting Pronouncements

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

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

In  September  2006,  the SEC Staff issued  Staff  Accounting  Bulletin No. 108,
"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We are currently evaluating the requirements of SAB No. 108 and the impact it may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status and to measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006. We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

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

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (unaudited)


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 31,680,000 for the period ending September 30, 2006 and 31,680,000 for the period ending September 30, 2005. As of September 30, 2006 the Company had no dilutive potential common shares. All share amounts have been restated to reflect the 15:1 forward split on March 30, 2004 and the 2:1 forward split on April 8, 2005 and the 3:1 forward split on November 2, 2005.

                         COMLINK COMMUNICATIONS COMPANY
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (unaudited)


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

The components of the Company's deferred tax asset as of September 30, 2006 are as follows:

                                                2006
                                           -------------
        Net operating loss carryforward    $      14,260

        Valuation allowance                      (14,260)
                                           -------------
        Net deferred tax asset             $           0
                                           =============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                              Since
                                                2006        Inception
                                           -------------   -----------
        Tax at statutory rate (35%)        $       7,419   $   14,260

        Increase in valuation allowance           (7,419)     (14,260)
                                           -------------   -----------

        Net deferred tax asset             $           0   $        0
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

An officer and director of the company loaned $22,700 to the Company. There are no definite repayment terms or accruing interest on the advance. There are no definite repayment terms or accruing interest on the advance.

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

Item 2.  Plan of Operations

Introduction

There have been no operating revenues since inception (November 12, 2003.) Since inception through year end 2005 management had focused efforts on developing a commercially viable website (www.comlinkcommunications.com) that would enable it to sell 2-way communications equipment and accessories via the internet, specifically to industrial clientele, businesses, municipalities and individual customers.

As of September 30, 2006 the Company had $938 of cash available. To date, the Company has not been able to generate any revenue from its proposed internet business platform. On February 28, 2006, due to the lack of success in executing the Company's business plan the Board of Directors determined that it was no longer viable to continue operations under the existing business platform. Therefore, as of February 28, 2006 the Company began the initial process of eliminating and resolving any and all outstanding issues related to the prior focus of management and business operations for ComLink Communications Company and has maintained its focus towards identifying and pursuing options regarding the development of a new business plan and direction, as well as seeking opportunities to acquire an entity that has current operations and is generating positive revenue, profits and cash flow in order to financially accommodate the costs of being a fully reporting company.

As of the date of this report, the Company has no current business operation. As such, the Company's current objective is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders.

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

The Company has had substantial operating losses since its inception in November of 2003 ($40,742) and is currently dependant upon outside financing to continue operations. Management believes additional financing will not be made available prior to finding and disclosing an acquisition of, or an arrangement to acquire, valuable business assets. The Company plans to seek one or more profitable business combinations or acquisitions. The Company will not engage in capital formation until it acquires or adopts a specific business plan or business assets and can project the nature of its intended operations.

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

There are no employees of the Company, excluding the current President and Director, Daniel Brailey, of the corporation.

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

        ComLink Communications Company.

Dated: November 13, 2006                         /s/ Daniel Brailey
                                                ---------------------------
                                                Daniel Brailey
                                                Chief Executive Officer and
                                                Chief Financial Officer

--------------------------------------------------------------------------------