Form 10KSB
period 2006-12-31
USA SUPERIOR ENERGY HOLDINGS, INC.
filed 2007-04-13
CIK 1277575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________


                       USA SUPERIOR ENERGY HOLDINGS, INC.
                       ----------------------------------
                 (Name of small business issuer in its charter)

                         COMLINK COMMUNICATIONS COMPANY
                              --------------------
                                  (former name)

======================================== ===================================== =====================================
                Nevada                                000-52405                             30-0220588
---------------------------------------- ------------------------------------- -------------------------------------
    (State or other jurisdiction of            (Commission File Number)         (IRS Employer Identification No.)
            incorporation)
======================================== ===================================== =====================================

               1726 AUGUSTA DRIVE, SUITE 105, HOUSTON, TEXAS 77057
                    ----------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:       (832) 251-3000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

         CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
Common Stock, Par Value $0.001                     OTCBB: USSU.OB

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [X]      No [_]

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

         Yes      [   ]    No [X]

State issuer's revenues for its most recent fiscal year:  $0

As of the close of trading on April 11, 2007, there were 52,360,000 common shares were issued and outstanding, 19,000,000 shares of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on April 10, 2007, was approximately $18,430,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (Check One)   Yes ___  No _X_


                                TABLE OF CONTENTS

PART I                                                                                         PAGE

Item 1.           Description of Business                                                         3
Item 2.           Description of Properties                                                      16
Item 3.           Legal Proceedings                                                              16
Item 4.           Submission of Matters to a Vote of Security Holders                            16


PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters          17
Item 6.           Management's Discussion and Analysis or Plan of Operation                      18
Item 7.           Financial Statements                                                           19
Item 8.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                                       19
Item 8A.          Controls and Procedures                                                        19
Item 8A (T)       Controls and Procedures                                                        19
Item 8B.          Other Information                                                              20

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons and
                  Corporate Governance; Compliance with Section 16(a) of the Exchange Act        20
Item 10.          Executive Compensation                                                         22
Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  And Related Stockholder Matters                                                24
Item 12.          Certain Relationships and Related Transactions, and Director Independence      24
Item 13.          Exhibits                                                                       25
Item 14.          Principal Accountant Fees and Services                                         25

SIGNATURES                                                                                       26

This annual report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

                                     PART I

ITEM 1 -  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

Comlink Communications Company ("Comlink") was incorporated on November 12, 2003, in the State of Nevada for the purpose of engaging in any lawful business. In March 2007, Comlink, as a part of an acquisition changed its name to USA Superior Energy Holdings, Inc. ("the Company").

Comlink entered into an Agreement and Plan of Merger on January 16, 2007, with the stockholders of USA Superior Energy, Inc. ("USA Superior"), USAS Acquisitions, Inc. ("USAS"), the wholly-owned subsidiary of USA Superior. Under the terms of the Agreement the stockholders of USA Superior were issued a total of 34,000,000 shares of the restricted common stock of Comlink in exchange for 100% total issued and outstanding shares of the common stock of USA Superior. As a result of the reorganization, USA Superior was merged into USAS, and became Comlink's wholly-owned subsidiary.

USA Superior was incorporated on October 28, 2005 in the State of Delaware, for the purpose of acquiring and developing oil and gas properties with a potential for enhanced secondary or tertiary recovery using modern state of the art, workover and stimulation techniques. During 2005, USA Superior entered into two agreements to acquire interests in oil properties. USA Superior currently has entered into three agreements with landowners to develop oil and gas prospects by drilling or redrilling discovered hydrocarbons. In June 2005, USA Superior entered into a lease agreement in Navarro County, Texas to develop a 188 acre oil field workover stimulation project. In October 2005 USA Superior, entered into an agreement to drill on a 331 acre tract of land in Zavalla, County, Texas. USA Superior is currently producing five barrels of oil per day.

In 2005, USA Superior purchased an 80% interest in a joint venture with the Generon Division of Innovative Gas Systems, Inc. ("IGS Generon"), a producer of custom designed nitrogen and instrument air membrane generator units. The joint venture, Superior Energy, LLC ("Superior Energy"), a Delaware Limited Liability Company was created to utilize proprietary nitrogen gas generation technology to enhance oil and gas production on a property in Navarro County, Texas.

In addition, USA Superior has entered into a distribution agreement with Xiom Corporation (Xiom) to distribute Xiom's patented coatings technology in Texas and Louisiana for oil field use, subject to adequate capital.

CURRENT BUSINESS

The Company intends to focus its operational efforts on using nitrogen technology to recharge and produce from under-pressured partially depleted reservoirs. This process reduces an amount of the risk involved in exploring for oil and gas and, in addition, limits the risk as to the volume of oil that can be produced and at what cost it is produced at.

When an oil reservoir is discovered, the initial natural pressure found underground is the force which drives the oil out from the ground; this primary production is called the natural flow or pump. Primary production typically produces from 10% to 40% of the oil found in the reservoir, leaving 60% to 90% of the oil still in the ground. The differences in production results in primary recovery are dependent on the pressure, porosity and permeability of rock reservoir and the viscosity of the oil. The deeper a reservoir is, the greater the pressure pushing down on the rock. Rocks with high porosity, (the holes within the rock filled with fluid) and high permeability, (the connectivity and friction of those holes) can act like a pipe causing oil to flow more easily and rapidly. Deep, high pressure reservoirs, easy flow rates, and thin low viscosity oil allow greater amounts of the oil in ground to be initially produced. In some cases, allowing up to 40% of the oil in the reservoir to be produced. Inversely, shallow low pressure, tight poor flow, or thick oil reduces can cause the amount of oil to be initially produced from the reservoir to be in the low 10% range.

After primary production, a fluid or gas is injected into the ground, under pressure, to help artificially pressurize and pump additional oil out of the reservoir. This is called secondary or tertiary production. Primary and secondary production can produce from 60% to 90% of the oil in the reservoir. In the past, only larger oil and gas companies could afford to pursue the high cost technologies and expertise involved in secondary and tertiary recovery.

Historically, with lower prices of oil, large volumes of oil were left in reservoirs all across the United States. Especially in shallow tight reservoirs, heavy oil sands, and small marginal reservoirs, in these circumstances, at the time it was not cost effective to attempt to remove these volumes of oil. These previously discovered, but poorly exploited oil fields lie ready to be produce, if the right technology, at an economic cost can be applied. In today's price environment, many of the historically uneconomic wells and reservoirs that were abandoned may now be profitable to develop.

The Company has utilized a combination of tactics to exploit these undeveloped and abandoned wells and reservoirs, combining 170 plus years of oil field experience, high-tech (Non-Cryogenic) nitrogen generators, and compressor and gas-lift equipment for the purpose of enhancing production on crude oil wells by pressurizing low pressure oil formations and gas-lifting oil out of the well.

The Company uses nitrogen to increase the production from marginal wells on its Navarro County prospect and intends to use similar technologies wherever applicable to stimulate reservoirs to attempt to achieve secondary recovery. The steps are:

- First, nitrogen is used as a gas lift to increase the efficiency and volume of oil and water a well can produce;

- Second, nitrogen is used to increase the pressure within a formation through injection wells thereby forcing greater volumes of oil into the well bore of a production well; and

- Third, a horizontal lateral spoke radiating out from the well are created and bore through coiled tubing drilling, allowing a greater area and volume of formation to be more precisely treated and providing a better conduit for nitrogen and oil to flow to and from the well bore.

To implement strategy for increased production, the Company entered into a joint venture, Superior Energy, with Generon to utilize a proprietary nitrogen gas generation technology to enhance and increase oil and gas production on selected prospects. In exchange for 20% of the cash flow, Generon provides the nitrogen generating equipment at no capital cost. This creates an economic alliance between the Company and one of the primary producers of nitrogen equipment, providing a technical expertise that supplements the Company's oil and gas expertise, while reducing the capital needs of the Company.

GENERON STIMULATION TECHNOLOGY

Generon's truck and skid mounted nitrogen generating units are placed adjacent to a well that has demonstrated low down-hole pressure. Nitrogen with 92% to 99.99% purity is generated on-site, at high pressures and then delivered to the well.

Nitrogen, an inert gas, can be used in lieu of, or in addition to water as a means to increase the pressure and thereby production of oil beyond primary production. When pressurized, the nitrogen can be used to increase oil production by either dispersing it across an entire reservoir, thereby affecting several wells simultaneously causing an increase in pressure and for the trapped oil to be displaced in a flood or by dispersing it to individual wells in a Huff and Puff process.

Using nitrogen to pressurize the reservoir has several advantages. Nitrogen is both environmentally friendly and readily available; approximately 78% of air humans breathe consists of nitrogen. Any spillage of nitrogen gas is inefficient but uneventful. Nitrogen is inert to most mineral and rock conditions and will not adversely harm the formation, unlike water which can `expand and jam up" clays within the formation thereby reducing the flow capacity of the formation. Nitrogen provides a safe way to push the oil through the rock to the producing oil well. There is minimal expense in producing nitrogen, the costs range from approximately $1.00 to $2.00 per thousand cubic feet of nitrogen to produce at the well site.

Field experience over a 6-year period has shown a 2 to 4 fold increase in production with only a slight increase of water production at a nitrogen usage of 1 to 4 MCF of nitrogen for every barrel of oil produced. At a cost of $4.00 to $8.00 for nitrogen produced and $50 per barrel of oil, this represents a very attractive return on investment.

Management believes it can decrease operating costs and increase production on such wells by 50 - 70%. Presently, the nitrogen is vented through the system. Future plans include separation of the nitrogen recovery and the recompressing it for further lifting. Management believes that lifting as many as four wells from one Generon unit can be accomplished.

COMPANY PROJECTS:

The Company, through its wholly-owned subsidiary, USA Superior and its joint venture, Superior Energy is currently involved in the following projects.

NAVARRO SHALLOW PROJECT

The Company has begun redevelopment of shallow (350 ft) oil rich reservoir discovered 20 years ago in Navarro County, Texas. The reservoir lacked any pressure to flow the oil under ground at that time so the field was abandoned within two years of discovery. The field was originally discovered in the 1980's. Eight wells were drilled, completed and put on pump to produce the oil sand. Low pressure in the reservoir would only push the oil to the pumping wells at a very slow rate. The project was uneconomic at the time and plugged and abandoned after only producing 200 barrels of oil (BO) over a two-year period.

A two well nitrogen test on the 8 well lease in 1983 had the following results; after a truckload of nitrogen was pumped in the injector well, the offsetting producing well produced 47 BO the next day and 45 the second day. By the third day, the nitrogen pressure was gone. While having positive results investors decided not to put in the nitrogen injector due to the high cost of nitrogen generation and the low oil cost at that time. The wells were plugged without producing any oil.

The Company is redeveloping the area as an enhanced recovery project, using nitrogen gas to pressurize the reservoir and pushing oil from the injector well to the producers. Nitrogen is produced at the well-site using molecular sieves that extract the nitrogen from the atmosphere. The heated gas produced is composed of 95% nitrogen and can be a continual source of nitrogen as the field is developed.

The Company has drilled four wells in 3rd quarter of 2005 in the reservoir. All four wells penetrated the oil sand at a depth of approximately 350 feet as expected. Currently, about 12 acres of the 200 acres leased has been proven on two acre spacing. The pilot nitrogen injection program consists of three wells surrounding the nitrogen injector well. All wells are completed and facilities are in place.

ZAVALLA SERPENTINES PROJECTS

The Company has recently begun development of a prospect identified in Zavalla County, Texas. The Company has leased approximately 331 acres and is in the process of leasing additional acreage.

These fields were discovered beginning in the 1960s and through the 1980's with little development since that time. The fields were caused by the intrusion of large masses of volcanic rock which caused structural traps or bumps where oil and gas have been captured. The volcanic rock has much larger amounts of iron causing a tighter permeability than the surrounding sedimentary rocks. Airborne magnetic surveys have been flown over much of the county, the result being the identification of over 14 anomalous "high iron masses" that have not been drilled.

Due to the tighter permeability of the formation, this project can benefit from nitrogen injection and certainly horizontal laterals. It is questionable whether 40 acres is actually being drained by a single well. Additional potential may exist in in-fill drilling.

The Company intends to drill an initial test well to test the Company evaluation strategy with an additional well being drilled to re-evaluate the project.

COMPETITION.

There are a large number of companies and individuals engaged in the exploration for minerals and oil and gas and seeking post primary recovery prospects; accordingly, there is a high degree of competition for desirable properties. Many of the companies and individuals so engaged have substantially greater technical and financial resources than the Company.

MARKETS.

The availability of a ready market for oil and gas discovered, if any, will depend on numerous factors beyond the control of the Company, including the proximity and capacity of refineries, pipelines, and the effect of state regulation of production and of federal regulations of products sold in interstate commerce, and recent intrastate sales. The market price of oil and gas are volatile and beyond the control of the Company. The market for natural gas is also unsettled, and gas prices have increased dramatically in the past four years with substantial fluctuation, seasonally and annually.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase the Company's gas production, there is no assurance that the Company will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There presently exists an oversupply of gas in the certain areas of the marketplace due to pipeline capacity, the extent and duration of which is not known. Such oversupply may result in restrictions of purchases by principal gas pipeline purchasers.

RISK FACTORS RELATING TO THE COMPANY AND ITS BUSINESS

HIGH RISKS OF THE OIL AND GAS BUSINESS.

The search for oil and gas reserves frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance that any production or profit will be obtained from any of the prospects owned or to be acquired by the Company, nor are there any assurances that if such production is obtained it will be profitable. When drilling offset wells to abandoned energy wells, there is a very high risk of encountering non-commercial shows of oil and gas due to pressure depletion of the reservoir.

COMPETITION.

The Company is and will continue to be an insignificant participant in the oil and gas business. Most of our competitors have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying suitable prospects. Such resources could overwhelm our efforts to acquire oil and gas prospects and cause failure of the Company.

MARKETS.

The marketing of natural gas and oil which may be produced by the Company's prospects will be affected by a number of factors beyond the control of the Company. These factors include the extent of the supply of oil or gas in the market, the availability of competitive fuels, crude oil imports, the world-wide political situation, price regulation, and other factors. Recently, there have been dramatic fluctuations in oil prices. Any significant decrease in the market prices of oil and gas could materially affect the profitability of our oil and gas activities.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is no assurance that we will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There presently exists an oversupply of gas in the marketplace, the extent and duration of which is not known. Such oversupply may result in reductions of purchases by principal gas pipeline purchasers.

WEATHER INTERRUPTIONS.

Activities of the Company may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect the ability of the Company to benefit from production on such properties or could increase the costs of drilling new wells because of delays.

ADDITIONAL FINANCING REQUIREMENTS.

If adequate oil and gas reserves are found to exist on a prospect, substantial additional financing may be needed to fund the necessary development work. Furthermore, if the results of that exploration and development work are successful, substantial additional funds will be necessary for continued development. The Company will not have sufficient proceeds to conduct such work and, therefore, will be required to obtain the necessary funds either through debt or equity financing, some form of cost-sharing arrangement with others, or the sale of all or part of the property. There is no assurance that the we will be successful in obtaining any financing. These various financing alternatives may dilute the interest of the Company's shareholders and/or reduce the Company's interest in the properties.

NO REVENUES.

The Company has not achieved any revenues in the last five years.

OPERATING HAZARDS AND UNINSURED RISK.

The Company's operations will be subject to all of the operating hazards and risks normally incident to drilling for and producing oil and gas, such as encountering unusual or unexpected formations and pressures, blowouts, environmental pollution and personal injury. We will maintain general liability insurance but it has not obtained insurance against such things as blowouts and pollution risks because of the prohibitive expense. Should the Company sustain an uninsured loss or liability, or a loss in excess of policy limits, its ability to operate may be materially adversely affected.

FEDERAL INCOME TAXATION.

Federal income tax laws are of particular significance to the oil and gas industry. Legislation has eroded various benefits of oil and gas producers and subsequent legislation could continue this trend. Congress is continually considering proposals with respect to Federal income taxation which could have a materially adverse effect on our future operations and on its ability to obtain risk capital which the industry has traditionally attracted from taxpayers in high tax brackets.

GOVERNMENT REGULATION.

The production and sale of oil and gas are subject to regulation by state and federal authorities, the spacing of wells and the prevention of waste. There are both federal and state laws regarding environmental controls which may necessitate significant capital outlays, resulting in extended delays, that may materially affect our earnings potential and cause material changes in our proposed business. It cannot be predicted what legislation, if any, may be passed by Congress or state legislatures in the future, or the effect of such legislation, if any, on the Company. Such regulation may have a significant affect on the operating results of the Company.

PROPOSED OPERATIONS - NEGATIVE CONSIDERATIONS.

Expansion Expenditures: we may expend substantial funds acquiring and exploring properties which are later determined not to be productive. All funds so expended will be a total loss to the Company.

Technical Assistance: It may be necessary or desirable to employ technical assistance in the operation of our business. As of this date, we have not contracted for any technical assistance. When needed by the Company, such assistance is likely to be available to compensation levels we would be able to pay.

Uncertainty of Title: We will attempt to acquire property or interest in property by option, lease, and by purchase. The validity of title to oil and gas property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and its application. We will obtain an oil and gas attorney's opinion of valid title before any significant expenditure upon a lease.

Government Regulations: The area of exploration of natural resources has become significantly regulated by state and federal governmental agencies, and such regulation could have an adverse effect on the operations of the Company. Compliance with statutes and regulations governing the oil and gas industry could significantly increase the capital expenditures necessary to develop property of the Company.

Nature of Proposed Business: The Company's proposed business is highly speculative, involves the commitment of high-risk capital, and exposes us to potentially substantial losses. In addition, we will be in direct competition with other organizations which are significantly better financed and staffed than we are.

General Economic and Other Conditions: The Company's business may be adversely affected from time to time by such matters as changes in general economic, industrial and international conditions; changes in taxes; oil and gas prices and costs; excess supplies and other factors of a general nature.

COMPETITION FOR SUPPLIES.

The Company will be required to compete with a large number of entities which are larger, have greater resources and more extensive operating histories than we have. Shortages may result from this competition and may lead to increased costs and delays in operations which may have a material adverse effect on the results of the Company.

FACTORS BEYOND CONTROL OF COMPANY.

The acquisition, exploration, development, production and sale of oil and gas are subject to many factors which are outside of our control. These factors include general economic conditions, proximities to pipelines, oil import quotas, supply and price of other fuels and the regulation of transportation by federal and state governmental authorities.

We anticipate substantial competition in its effort to acquire oil and gas properties and may have difficulty in obtaining drilling rigs and equipment and experienced personnel to operate them. Established companies have an advantage over us because of substantially greater resources to devote to property acquisition and to obtain drilling rigs, equipment and personnel. If we are unable to compete for properties and drilling rigs, equipment and personnel, the Company's business would be adversely affected.

CONFLICTS OF INTEREST.

Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company.

NEED FOR ADDITIONAL FINANCING.

The Company has very limited funds, and such funds will not be adequate to carryout the business plan. The ultimate success of the Company may depend upon our ability to raise additional capital. We have investigated the availability, source, and terms that might govern the acquisition of additional capital and is commencing a private placement offering to raise $1,000,000. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

REGULATION OF PENNY STOCKS.

The Company's securities will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of investors to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of securities to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

LACK OF REVENUE HISTORY.

The Company (or USA Superior Energy, Inc.) was formed on October 28, 2005 for the purpose of exploring for, acquiring and developing mineral properties with a potential for production. The Company has had minimal revenues in the last five years. The Company is not profitable and the business effort is considered to be in an early development stage. The Company must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

NO ASSURANCE OF SUCCESS OR PROFITABILITY.

There is no assurance that the Company will ever operate profitably. There is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

LACK OF DIVERSIFICATION.

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations. The Company's probable inability to diversify its activities into more that one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

DEPENDENCE UPON MANAGEMENT.  LIMITED PARTICIPATION OF MANAGEMENT.

The Company currently has three individuals who are serving as its officers and directors on a part time basis. We will be heavily dependent upon their skills, talents, and abilities, as well as consultants to the Company, to implement its business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Officers and Directors."

INDEMNIFICATION OF OFFICERS AND DIRECTORS.

Nevada Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company that it will be unable to recoup.

DIRECTOR'S LIABILITY LIMITED.

Nevada Revised Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

HAZARDS OF OPERATION.

In post primary recovery prospects unexpected pressures, impermeable formations and other operating conditions may be encountered which could result in a loss to the Company such as blow-out, fire, pollution, saline infiltrations, insufficient pressure for gas or oil flows, high paraffin content of oil or other adverse situations limiting or preventing production or proving to be a physical hazard to the Company and its employees. We will not be able to protect the Company from any such risks through insurance either because such insurance coverage is unavailable, because of high premiums or for other reasons.

DIVIDENDS.

The Company has paid no dividends and proposes for the foreseeable future to utilize all available funds for the development of its business.

SHORTAGE OF DRILLING RIGS AND RELATED EQUIPMENT.

The oil and gas industry is presently facing a shortage of drilling rigs, equipment, materials, supplies and services which has delayed current drilling activities in many instances by independent oil and gas operators. The inability to drill on acreage blocks may delay development of properties in which the Company acquires an interest and certain leases could expire as a result.

PRICE VOLATILITY.

Oil and gas prices are volatile and an extended decline in prices could hurt our business prospects. The future profitability and rate of growth and the anticipated carrying value of the Company's oil and gas properties will depend heavily on then prevailing market prices for oil and gas. We expect the markets for oil and gas to continue to be volatile. If we are successful in establishing production, any substantial or extended decline in the price of oil or gas could:

     -    have a material adverse effect on its results of operations;
     -    limit its ability to attract capital;
     - make the formations it is targeting significantly less economically attractive;
     -    reduce its cash flow and borrowing capacity; and
     -    reduce the value and the amount of any future reserves.

Various factors beyond our control will affect prices of oil and gas, including:

     -    worldwide and domestic supplies of oil and gas;
     - the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
     - political instability or armed conflict in oil or gas producing regions;

     -    the price and level of foreign imports;
     -    worldwide economic conditions;
     -    marketability of production;
     -    the level of consumer demand;
     -    the price, availability and acceptance of alternative fuels;
     -    the  availability  of  processing  and  pipeline   capacity,   weather
          conditions; and
     -    actions of federal, state, local and foreign authorities.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas. In addition, sales of oil and gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year.

FACILITIES

Management has established a sales and service facility in Houston, Texas to support the Xiom sales division.

                                     ACREAGE

                              GROSS ACRES               NET ACRES
                              -----------              -----------
         Navarro              188 acres     80% NRI    150.4 acres
         Zavalla              331 acres     80% NRI    264.8 acres

The Company will conduct stimulation activities on this acreage not yet determined. If warranted, the Company would drill other wells on the acreage.

The terms of each of these leases:

The lease has a 20% royalty to the landowner and Superior Energy, LLC, our 80% owned subsidiary, holds an 80% Net Revenue Interest. The lease term is 5 years, but if producing, it will be "held by production" until depleted.

The Company will consider the following criteria when evaluating whether to acquire an oil and gas prospect or property:

     1)   proximity   to   existing   production   and/or   history   of   prior
          exploration/production;
     2)   depth of existing production;
     3)   location in a known producing region;
     4)   whether there is well control data from nearby drill sites;
     5)   geologic evaluations by local geologists of production potential;
     6)   reasonable cost of acquisition;
     7)   term of lease and any commitment; and
     8)   reasonable drilling or workover cost estimates.

THE DEPARTMENT OF ENERGY. The Department of Energy Organization Act (Pub. L. No. 95-91) became effective October 1, 1977. Under this Act various agencies, including the Federal Energy Administration (FEA) and the Federal Power Commission (FPC), have been consolidated to constitute the cabinet-level Department of Energy (DOE). The Economic Regulatory Administration (ERA), a semi-independent administration within the DOE, now administers most of the regulatory programs formerly managed by the FEA, including oil pricing and allocation. The Federal Energy Regulatory Commission (FERC), an independent agency within the DOE, has assumed the FPC's responsibility for natural gas regulation.

REGULATION AND PRICING OF NATURAL GAS. The Company's operations may be subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to the sale of natural gas for resale in interstate and intrastate commerce. State regulatory agencies may exercise or attempt to exercise similar powers with respect to intrastate sales of gas. Because of its complexity and broad scope, the price impact of future legislation on the operation of the Company cannot be determined at this time.

CRUDE OIL AND NATURAL GAS LIQUIDS PRICE AND ALLOCATION REGULATION.

Pursuant to Executive Order Number 12287, issued January 28, 1981, President Reagan lifted all existing federal price and allocation controls over the sale and distribution of crude oil and natural gas liquids. Executive Order Number 12287 was made effective as of January 28, 1981, and consequently, sales of crude oil and natural gas liquids after January 27, 1981 are free from federal regulation. The price for such sales and the supplier-purchaser relationship will be determined by private contract and prevailing market conditions. As a result of this action, oil which may be sold by the Company will be sold at deregulated or free market prices. At various times, certain groups have advocated the reestablishment of regulations and control on the sale of domestic oil and gas, and have advocated reimposing of "windfall profits" taxes. The impacts of any such new regulation or taxation are certain to be negative on the Company.

STATE REGULATIONS.

The Company's production of oil and gas if any will be subject to regulation by state regulatory authorities in the states in which the Company may produce oil and gas. In general, these regulatory authorities are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir. Some regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production.

PROPOSED LEGISLATION.

A number of legislative proposals have been and probably will continue to be introduced in Congress and in the legislatures of various states, which, if enacted, would significantly affect the petroleum industries. Such proposals and executive actions involve, among other things, the imposition of land use controls such as prohibiting drilling activities on certain federal and state lands in roadless wilderness areas. At present, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have. However, President Clinton's establishment of numerous National Monuments by executive order has had the effect of precluding drilling across vast areas.

ENVIRONMENTAL LAWS.

Oil and gas exploration and development are specifically subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing, or producing oil and gas and may prevent or delay the commencement or continuation of a given operation.

All operations by the Company involving the exploration for or the production of any minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations.

It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations, the extent to which cannot now be predicted.

TITLE TO PROPERTIES.

The Company is not the record owner of its interest in its properties and relies instead on contracts with the owner or operator of the property, pursuant to which, among other things, we have the right to have its interest placed of record. As is customary in the oil and gas industry, a preliminary title examination will be conducted at the time unproved properties or interests are acquired by the Company. Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, a title examination will usually be conducted and significant defects remedied before proceeding with operations or the acquisition of proved properties, as appropriate.

The properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Although we are not aware of any material title defects or disputes with respect to our undeveloped acreage, to the extent such defects or disputes exist, we would suffer title failures.

COMPANY SPONSORED RESEARCH AND DEVELOPMENT.

No research is being conducted.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL CONSIDERATION.

Oil and Gas: The oil and gas business in the United States is subject to regulation by both federal and state authorities, particularly with respect to pricing, allowable rates of production, marketing and environmental matters.

The production of crude oil and gas has, in recent years, been the subject of increasing state and federal controls. No assurance can be given that newly imposed or changed federal laws will not adversely affect the economic viability of any oil and gas properties the Company may acquire in the future. Federal income and "windfall profit" taxes have in the past affected the economic viability of such properties.

NUMBER OF PERSONS EMPLOYED.

As of December 31, 2006, USA Superior Energy Holdings, Inc. had 4 full-time employees. Other Officers and Directors work on an as needed part-time basis.


ITEM 2 - PROPERTIES

FACILITIES

As  a  result  of  the  merger,  the  Company  name  has  changed  from  Comlink
Communications Company to USA Superior Energy Holdings, Inc. The current corporate address is 1726 Augusta Drive, Suite 105, Houston, Texas 77057. The telephone number is 832-251-3000 and the facsimile number is 832-251-9300. The Company pays $3,208.75 for monthly rent for the use of this office space.

DESCRIPTION OF PROPERTIES/ASSETS/OIL AND GAS PROSPECTS

         (a) Real Estate.                   None.
         (b) Title to properties.           None.
         (c) Oil and Gas Prospects.         See discussion of Prospects in
                                            Zavalla and Navarro counties.
         (d) Patents.                       None.


ITEM 3 - LEGAL PROCEEDINGS

As of December 31, 2006, the Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Registrant's common stock was traded in the over-the-counter market under the symbol CMLI (OTC Bulletin Board Symbol) through March 2007. The symbol currently is USSU.OB as a result of the merger and name change. The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

         2006                               HIGH                    LOW
         ----                               ----                    ---
     1st quarter                            $0.00                   $0.00
     2nd quarter                            $0.00                   $0.00
     3rd quarter                            $0.50                   $0.50
     4th quarter                            $0.50                   $0.50


           2005                             HIGH                    LOW
           ----                             ----                    ---
     1st quarter                            $0.00                   $0.00
     2nd quarter                            $0.00                   $0.00
     3rd quarter                            $0.00                   $0.00
     4th quarter                            $0.00                   $0.00

         As of December 31, 2006, there were 51 shareholders of record of the Registrant's common stock.

         (c) The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

DIVIDENDS

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT'S DISCUSSION OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO YEAR ENDED DECEMBER 31, 2005

The Company had minimal operations during the year ended December 31, 2006 and as such did not recognize any revenues. During the year ended December 31, 2005, the Company recognized miscellaneous income of $4,718.

During the year ended December 31, 2006, the Company recognized operating losses of $31,662 compared to $10,933 for the year ended December 31, 2005. The increase of $20,729 is due to an increase in operational activities.

Operating expenses for the year ended December 31, 2006, consisted of general, selling and administrative expenses of $31,662 compared to $10,933 for the year ended December 31, 2005. As mentioned above, the increase is due to the increase in operational activities.

The Company recognized a net loss of $31,662 for the year ended December 31, 2006 compared to a net loss of $6,215 for the year ended December 31, 2005. The increase in losses of $20,729 was due to the decrease in income combined with the increase in operational expenses. The Company will continue to have losses until adequate income can be achieved to meet expenses. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash balance at December 31, 2006 of $460. The current liabilities exceed current assets by $32,228 approximately. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

During the year ended December 31, 2006, the Company issued a promissory note for $32,188 to an officer and director of the Company. The same individual had advanced funds of $500 to the Company during the year ended December 31, 2005.

GOING CONCERN

The Company has incurred losses since inception and has negative equity and working capital. Management plans to fund operations of the Company through non-interest bearing advances from existing shareholders, until such time as a business combination or other profitable investment may be achieved. There are no written agreements in place for such funding, and there can be no assurance that such funding will be available in the future.

NEED FOR ADDITIONAL FINANCING

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover expenses as they may be incurred.

In the event the Company's cash assets and other prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months; it may acquire or add employees of an unknown number in the next twelve months.

ITEM 7 - FINANCIAL STATEMENTS

The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 16, 2007, the Board of Directors approved a change in auditors. The Board of Directors approved the dismissal of Kyle L. Tingle, CPA, LLC as USA Superior Energy Holdings, Inc.'s independent public accountants and the selection of Larry O'Donnell, CPA, PC as their replacement.

ITEM 8A - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2006 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

ITEM 8A (T) - CONTROLS AND PROCEDURES

Not Applicable.

ITEM 8B - OTHER INFORMATION

Not Applicable.

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                    OFFICERS

NAME                              AGE             POSITION
--------------------------        ---             ----------------------------
James Bell (1)                    43              Former President and CFO
Daniel Brailey (2)                37              Former President
G. Rowland Carey (3)              65              President, CEO and Acting CFO
Jerry D. Witte (3)                54              Secretary
----------------
(1) Resigned as of June 30, 2006.
(2)Resigned as of January 16, 2007.
(3)New Officers as of January 16, 2007

JAMES BELL former President and Director through June 30, 2006. Mr. Bell has over twelve years of experience in the securities industry, both in the retail sales and in management in Spokane, Washington. From April, 2002 through December, 2003, Mr. Bell was a Field Auditor for Metropolitan Investment Securities, Inc. an investment firm in Spokane, Washington. His duties included remote electronic surveillance of registered representative's activities to ensure compliance with state and federal securities regulations, as well as on-site examinations of registered representative's remote offices. From December, 2001 through March 2002, Mr. Bell was not employed. From September, 2000 through November, 2001, Mr. Bell was a Vice President/Private Client Manager with Wells Fargo Investments, LLC. He offered investment products and advisory services to individuals, trusts and small businesses. From January, 1994 through September, 2000, Mr. Bell was an Assistant Vice President/Investment Specialist with US Bancorp Securities (later known as US Bancorp Piper Jaffray). In that capacity, Mr. Bell sold investment products to retail investors and small business clients. From November, 1991 through January, 1994, Mr. Bell was a Personal Financial Planner with IDS Financial Services. At IDS, Mr. Bell provided fee-based financial planning services and sold investment and insurance products to individual investors and small businesses. Prior to his securities industry experience, Mr. Bell had five years of experience teaching mathematics and computer science at the secondary level. He graduated from Washington State University in 1987.

DANIEL BRAILEY was the former President (through January 16, 2007) and a former Director (through February 22, 2007). Mr. Brailey owns and operates 2-Way Mobile Communications (a Washington state based company), where he had been the managing director since 1994. His responsibilities include sales development, marketing, and the day-to-day operations of the business. 2-Way Mobile Communications provide 2-Way Radio, pager, and cellular services to individuals and businesses throughout the state of Washington. He was director of the Company since inception.

G. ROWLAND CAREY, is the President, Chief Executive Officer, Acting Chief Financial Officer and a Director of the Company. Mr. Carey is graduated from Univ. of North Carolina. Prior to becoming President of the Company he was the Managing Member of USA Superior, LLC. From May 1990 to present he has been the President and CEO of Coast Capital, LLC. Coast provided equipment financing to oil and gas companies. From June 1983 to August 1985 he was the Co-founder and President of Gardner-Carey, Inc. specializing in the development of rural land into subdivisions.

JERRY D. WITTE, is the Secretary and a Director of the Company. Mr. Witte is graduated from University of Southern Florida. Prior to becoming Secretary of the Company, Mr. Witte was President and technical scientist of TriLucent Technologies, a public company that utilized remote sensing and radar based hydrocarbon identification for resource development. From 1985 to 1998 Mr. Witte was a senior project manager for SONAT Exploration where he was involved in numerous projects. From 1979 to present Mr. Witte has consulted in areas including but not limited to geophysics, geochemistry, petrophysics and the development of enhancement technologies in the oil and gas industry.

The following individuals comprise the management and consultant team as of December 31, 2006. Additional staff and consultants will be added as the Company grows.

                               BOARD OF DIRECTORS

NAME                                   AGE               POSITION
-----------------------                ---               -----------------------
Daniel Brailey (1)                     37                Former Director
G. Rowland Carey (2)                   65                Director
Jerry D. Witte (2)                     54                Director
Paul T. Eads                           67                Director
-----------------------
(1) Resigned as of February 22, 2007.
(2) See biographical information listed above.

PAUL T. EADS, is a current Director of the Company. Mr. Eads is graduated from the Univ. of Houston in 1962 with a Bachelor of Science degree. Prior to joining the Company from 1994 to 1999 Mr. Eads was President of XL Lift Systems, Inc. which specialized in providing gas lift consulting services to major oil and gas companies throughout the world. From 1993 to present Mr. Eads was an independent consultant providing gas lift equipment and services to companies including, Exxon, Amoco and Camlow S.A.I.C. (Argentina). Mr. Eads has chaired sessions for the Society of Petroleum Engineers as has written and presented numerous papers and computer programs on gas lift designs and technology.

No appointee for a director position has been found guilty of any civil regulatory or criminal offense or is currently the subject of any civil regulatory proceeding or any criminal proceeding.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all Section 16(s) forms they file.

The following persons failed to file forms on a timely basis during the past two fiscal years as required under Section 16(a) as follows: None.


CONFLICTS OF INTEREST

Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

ITEM 10- EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION
Cash Compensation.

         Compensation paid for all services provided up to December 31, 2006 (1) to each of our executive officers and (2) to all officers as a group.

NAME AND PRINCIPAL          YEAR    SALARY    BONUS    CONSULTING     NUMBER OF   SECURITIES            LONG TERM
POSITION                            ($)                FEES/OTHER     SHARES      UNDERLYING OPTIONS/   COMPENSATION/
                                                       FEES ($)                   SARS (#)              OPTION
-------------------------   ----    ------    -----    ----------     ---------   -------------------   ---------------
James Bell, Former          2004       0         0           0            0                0                     0
President, CFO, Director    2005       0         0           0            0                0                     0
(1)                         2006       0         0           0            0                0                     0

Daniel Brailey, Former      2004       0         0           0            0                0                     0
President (2)               2005       0         0           0            0                0                     0
                            2006       0         0           0            0                0                     0

G. Rowland Carey,           2004       0         0           0            0                0                     0
President CEO & Acting      2005       0         0           0            0                0                     0
CFO (3)                     2006       0         0           0            0                0                     0

Jerry D. Witte, Secretary   2004       0         0           0            0                0                     0
(3)                         2005       0         0           0            0                0                     0
                            2006       0         0           0            0                0                     0

---------------------------------------
(1)      Resigned as of June 20, 2006
(2)      Resigned as of January 16, 2007
(3)      As of January 16, 2007

                     SUMMARY COMPENSATION TABLE OF DIRECTORS
                     (For the Year ended December 31, 2006)

NAME                 FEES           STOCK   OPTIONS  NON-EQUITY        NONQUALIFIED       ALL OTHER    TOTAL
                     EARNED OR      AWARDS  AWARDS   INCENTIVE PLAN    DEFERRED           COMPEN-      ($)
                     PAID-IN        ($)     ($)      COMPENSATION      COMPENSATION       SATION
                     CASH ($)                        ($)               ($)                ($)
----------------     -----------    ------  -------  -------------     -------------      ---------    -------
James Bell (1)          $0           $0      $0       $0                $0                  $0          $0

Daniel Bailey (2)       $0           $0      $0       $0                $0                  $0          $0

G. Rowland Carey (3)    $0           $0      $0       $0                $0                  $0          $0

Jerry D. Witte (3)      $0           $0      $0       $0                $0                  $0          $0

Paul T. Eads (4)        $0           $0      $0       $0                $0                  $0          $0

--------------------------------------
(1)      Resigned as of June 30, 2006
(2)      Resigned as of January 16, 2007
(3)      Effective January 16, 2007
(4)      Effective February 22,  2007

COMPANY AUDIT COMMITTEE

We have not yet established an audit committee. As we increase our Board membership, independent Board members will be invited to join the audit Committee. The Company Audit Committee will meet to set policy and oversee the Company's accounting and auditing processes of the Company including the selection of the Company's independent certified public accounting firm.








                  [ REMAINDER OF PAGE IS INTENTIONALLY BLANK ]

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information with respect to the Company's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of December 31, 2006, and by the holders of 5% or more of the Company's common stock:

Title of Class     Name and Address        Amount and Nature        Percent of
                   Of Beneficial Owner(1)  of Beneficial Ownership  Class(6)
----------------   ----------------------  -----------------------  ------------

Common Stock       James Bell (2)                            0             0%

Common Stock       Daniel Brailey (3)                        0             0%

Common Stock       G. Rowland Carey (4)             30,980,000            59%
                   President, CEO
                   Acting CFO & Director

Common Stock       Jerry D. Witte(4)                 1,190,000             2.2%
                   Secretary & Director

Common Stock       Paul T. Eads (5)                  1,190,000             2.2%
                   Director


All Current Directors
 and Executive                                      33,360,000            63.40%
 Officers as a Group
 (3 persons)
-----------------------------
(1) The beneficial owner's address is the same as the Company's principal office.
(2)      Former President and CFO.  Resigned June 30, 2006.
(3)      Former President.  Resigned January 16, 2007.
(4)      Current Officer/Director as of January 16, 2007.
(5)      Director as of February 22, 2007.
(6) As of December 31, 2006, there were 19,000,000 shares of the Company's common stock issued and outstanding. The Company does not have any warrants or options issued and therefore, the issued and outstanding common stock is equal to the fully diluted stock of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

Not applicable.

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       (1)     See attached Financial Statements.
          (2)     Not applicable.
          (3)     See (b) below.

(b)       Exhibits filed with this annual report.

EXHIBIT NO.                DESCRIPTION
-------------------        -----------------------------------------------------
3.1                        Articles of Incorporation(1)
3.2                        Articles of Amendment     (1)
3.3                        Bylaws(1)
31.1                       Sarbanes Oxley Certification (302) (President & CEO)*
31.2                       Sarbanes Oxley Certification (302) (CFO)*
32.1                       Sarbanes Oxley Certification (906) (President & CEO)*
32.2                       Sarbanes Oxley Certification (302) (CFO)*
-------------------
* Filed herewith.

(1) Incorporated by reference to Registration Statement No. 333-117114, filed with the Securities and Exchange Commission on July 7, 2004.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL

Larry O'Donnell, CPA, PC ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Larry O'Donnell's independence.

AUDIT FEES

The following table represents aggregate fees billed to the Company for the year ended December 31, 2006 and 2005 by Kyle L. Tingle, CPA, LLC, the Company's former auditor.

                                  Year Ended December 31,
                                    2006             2005
                                    ----             ----
         Audit Fees                                 $  11,000
         Review Fees (approx.)     $4,500

TAX FEES

There were no tax fees or other fees in 2006 or 2005 paid to Auditors or Auditors' affiliates.

The Company's Board of Directors acts as the audit committee and had no "pre-approval policies and procedures" in effect for the engagement for the audit year 2005 and 2006.

All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             USA Superior Energy Holdings, Inc.

         Date: April 13, 2007                By:/s/ G. Rowland Carey
                                             -----------------------------
                                             G. Rowland Carey, President and CEO
                                             and Acting CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: April 13, 2007                By: /s/ G. Rowland Carey
                                             -----------------------------
                                             G. Rowland Carey, President and CEO
                                             and Acting CFO

                                   DIRECTORS:

         Date: April 13, 2007                By: /s/ G. Rowland Carey
                                             -----------------------------
                                             G. Rowland Carey

         Date: April 13, 2007                By: /s/ Jerry D. Witte
                                             -----------------------------
                                             Jerry D. Witte

         Date: April 13, 2007                By: /s/ Paul T. Eads
                                             -----------------------------
                                             Paul T. Eads

                       USA SUPERIOR ENERGY HOLDINGS, INC.

                              FINANCIAL STATEMENTS


                            DECEMBER 31, 2006 & 2005

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                              FINANCIAL STATEMENTS



                                TABLE OF CONTENTS



                                                                        PAGE

REPORT OF INDEPENDENT REGISTERED
    PUBLIC ACCOUNTING FIRM                                               F-1

FINANCIAL STATEMENTS

Balance Sheet for the years ended December 31, 2006 and 2005             F-2

Statement of Operations for the years ended December 31, 2006
and 2005and from Inception through December 31, 2006                     F-3

Statement of Cash Flows for the years ended December 31, 2006
and 2005 and from Inception through December 31, 2006                    F-4

Statement of Stockholders' Equity (Deficit) through December 31, 2006    F-5

Notes to Financial Statements                                        F-6 to F-11

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
                                                                          Unit 1
                                                          Aurora, Colorado 80014

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
USA Superior Energy Holdings, Inc.

I have audited the accompanying balance sheets of USA Superior Energy Holdings, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity(deficit) and cash flows for each of the years then ended and for the period from inception November 12, 2003 to December 31, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Superior Energy Holdings, Inc. as of December 31, 2006 and 2005, and the results of its operations and cash flows for the two fiscal years then ended and for the period from inception November 12, 2003 to December 31, 2006, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial, the Company reported a net loss of $31,662 for the year ended December 31, 2006, and an accumulated deficit during the development state of $51,208 as of December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/s/Larry O'Donnell, CPA, P.C.
-------------------------------
LARRY O'DONNELL, CPA, P.C.
April 4, 2007
                                       F-1

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                Formerly known as Comlink Communications Company
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                                                                               Audited                  Audited
                                                                            --------------           -------------
                                                                              December 31,            December 31,
                                                                                2006                     2005
                                                                            --------------           -------------

ASSETS:

   Current Assets:
      Cash                                                                  $         460            $          -
                                                                            --------------           -------------

Total Current Assets                                                                  460                       -
                                                                            --------------           -------------

TOTAL ASSETS                                                                $         460            $          -
                                                                            ==============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

    Current Liabilities:
        Outstanding checks in excess of bank balance                        $           -            $         66
        Stockholder's loan                                                         32,688                     500
                                                                            --------------           -------------

Total Current Liabilities                                                          32,688                     566
                                                                            --------------           -------------

Stockholders' Deficit:
    Common stock, $0.001 par value; 75,000,000 shares                              31,680                  31,680
        authorized, 31,680,0000 shares issued and outstanding
        as of December 31, 2006 and 2005
    Additional paid-in capital                                                    (12,700)                (12,700)
    Deficit accumulated during the development stage                              (51,208)                (19,546)
                                                                            --------------           -------------

Total Stockholders' Deficit                                                       (32,228)                   (566)
                                                                            --------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $         460            $          -
                                                                            ==============           =============



                         See Accountant's Review Report.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                Formerly known as Comlink Communications Company
                        (A Development Stage Enterprise)
                             STATEMENT OF OPERATIONS


                                                Year Ended
                                               December 31,                    November 12, 2003
                                      ----------------------------------         Inception to
                                          2006               2005             December 31, 2006
                                      ---------------    ---------------    -----------------------

REVENUE:
   Miscellaneous Income               $            -     $        4,718     $                4,718
                                      ---------------    ---------------    -----------------------

OPERATING EXPENSES
   General, selling and
   administrative expenses                    31,662             10,933                     55,926
                                      ---------------    ---------------    -----------------------

OPERATING LOSS                                31,662             10,933                     55,926
                                      ---------------    ---------------    -----------------------

NET LOSS                                     (31,662)            (6,215)                   (51,208)
                                      ---------------    ---------------    -----------------------


OTHER INCOME AND EXPENSES
                                                   -                  -                          -
                                      ---------------    ---------------    -----------------------

NET LOSS                              $      (31,662)    $       (6,215)    $              (51,208)
                                      ===============    ===============    =======================

Per Share Information
Loss per common share                        *                  *
                                      ===============    ===============


Weighted average number
of shares outstanding                     31,680,000         31,680,000
                                      ===============    ===============

*   Less than $0.01


                        See Accountant's Review Report.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                Formerly known as Comlink Communications Company
                        (A Development Stage Enterprise)
                             STATEMENT OF CASH FLOWS

                                                                                 Year Ended
                                                                                December 31,             November 12,2003
                                                                       -----------------------------       Inception to
                                                                           2006            2005          December 31, 2006
                                                                       -------------    ------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net Loss                                                           $   (31,662)    $    (6,215)    $           (51,208)
      Adjustments to reconcile net loss to
      net cash used by operating activities:
         Outstanding checks in excess of bank balance                             -              66                       -
         Increase (decrease) in accounts payable and accrued expenses             -            (750)                      -
                                                                       -------------    ------------    --------------------
NET CASH USED BY OPERATING ACTIVITIES                                       (31,662)         (6,899)                (51,208)
                                                                       -------------    ------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                              -               -                       -
                                                                       -------------    ------------    --------------------

NET CASH USED FOR INVESTING ACTIVITIES                                            -               -                       -
                                                                       -------------    ------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Paid-in-capital from officer                                                 -               -                     280
     Proceeds on sale of common stock                                             -               -                  18,700
     Proceeds from stockholder's loan                                        32,188             500                  32,688
                                                                       -------------    ------------    --------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    32,188             500                  51,668
                                                                                                         `
NET DECREASE IN CASH & CASH EQUIVALENTS                                         526          (6,399)                    460

BEGINNING CASH & CASH EQUIVALENTS                                               (66)          6,399                       -

ENDING CASH & CASH EQUIVALENTS                                         $        460     $         -     $               460
                                                                       =============    ============    ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest expense                                    $          -     $         -     $                 -
                                                                       =============    ============    ====================
     Cash paid for income taxes                                        $          -     $         -     $                 -
                                                                       =============    ============    ====================



See Accountant's Review Report.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                Formerly known as Comlink Communications Company
                        (A Development Stage Enterprise)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
     For the Period From November 12, 2003 (Inception) to December 31, 2006


                                                    COMMON STOCK                                 Deficit
                                            ------------------------------    Additonal       Accum. During      Total
                                                                               Paid-in         Development    Stockholders'
                                             # of Shares        Amount         Capital           Stage           Equity
                                            --------------   -------------   -------------   --------------   -------------

Issuance of common stock
  November 12, 2003, date of inception         22,500,000    $     22,500    $    (20,000)   $           -    $      2,500
  Contribution of capital                               -               -             280                -             280
Net loss, December 31, 2003                             -               -               -             (280)           (280)
                                            --------------   -------------   -------------   --------------   -------------

Balance - December 31, 2003                    22,500,000          22,500         (19,720)            (280)          2,500
                                            --------------   -------------   -------------   --------------   -------------

Issuance of common stock                        9,180,000           9,180           7,020                -          16,200
March 31, 2004, forward split 15:1                      -               -               -                -               -
Net loss, December 31, 2004                             -               -               -          (13,051)        (13,051)
                                            -------------------------------------------------------------------------------

Balance - December 31, 2004                    31,680,000          31,680         (12,700)         (13,331)          5,649
                                            --------------   -------------   -------------   --------------   -------------

April 8, 2005, forward split 2:1                        -               -               -                -               -
November 2, 2005, forward split 3:1                     -               -               -                -               -
Net loss, December 31, 2005                             -               -               -           (6,215)         (6,215)
                                            --------------   -------------   -------------   --------------   -------------

Balance - December 31, 2005                    31,680,000          31,680         (12,700)         (19,546)           (566)
                                            --------------   -------------   -------------   --------------   -------------

Net loss, December 31, 2006                             -               -               -          (31,662)        (31,662)
                                            --------------   -------------   -------------   --------------   -------------

Balance - December 31, 2006                    31,680,000    $     31,680    $    (12,700)   $     (51,208)   $    (32,228)
                                            ==============   =============   =============   ==============   =============


                        See Accountant's Review Report.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                Formerly known as Comlink Communications Company
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2006 and 2005


NOTE 1. BASIS OF PRESENTATION,  BUSINESS,  AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

BASIS OF PRESENTATION AND BUSINESS:

USA Superior Energy Holdings, Inc. (the "Company") was organized on November 12, 2006 under the laws of the State of Nevada as Comlink Communications Company. On March 6, 2007, the Company amended its Articles of Incorporation and changed its name to USA Superior Energy Holdings, Inc. (See Note 2). During the year ended December 31, 2006, the Company had limited operations and, in accordance with the Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development State Enterprises," is considered a Development Stage Enterprise.

In connection with the acquisition of USA Superior Energy, Inc. in January 2007, the Company has adopted a new business plan and through its subsidiary will have operations in the oil industry (See Note 2). Specifically, the Company will be involved in developing, owning and operating prospects and energy projects in East and Southeast Texas.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates

Management uses estimates and assumptions in preparing the financial statements in accordance with U.S. generally accepted accounting principles. Those estimate and assumptions affects the reported amounts of assets, liabilities, revenues and expenses in the financial statements, and the disclosure of contingent assets and liabilities. Actual results could differ materially estimates.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents. On December 31, 2006 there were cash equivalents of $460 on hand and on December 31, 2005, the Company did not have any cash on hand.

Loss Per Share

SFAS No. 128, "Earnings Per Share", requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator or the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities of other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                Formerly known as Comlink Communications Company
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2006 and 2005

Loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. The Company does not have either stock options or warrants issued and outstanding. Therefore, diluted loss per share is equivalent to basic loss per share.

Income Taxes

Income taxes are accounted for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning with the first quarter of the fiscal year ending December 31, 2007. As the Company has no un-vested options outstanding, the implementation of this standard is not expected to have an immediate impact on the Company's financial position and results of operations.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. SFAS 155 will be effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending December 31, 2006. The Company not yet evaluated and determined the likely effect of SFAS 155 on future financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                Formerly known as Comlink Communications Company
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2006 and 2005

FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company for its fiscal year ending December 31, 2007. The Company has not yet evaluated the effect that the application of FIN 48 may have, if any, on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company for its fiscal year beginning on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 is effective for the Company for its current fiscal year. The adoption of SAB No. 108 did not have an impact on the Company's financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                Formerly known as Comlink Communications Company
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2006 and 2005

The fair value option (a) may generally be applied  instrument  by  instruments,
(b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.

NOTE 2.  GOING CONCERN AND MANAGEMENT'S PLAN:

GOING CONCERN:

The Company's financial statements for the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $31,662 for the year ended December 31, 2006, and an accumulated deficit during the development state of $51,208 as of December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MANAGEMENT'S PLAN

On January 16, 2007, the Company entered into an agreement to acquire 100% of the then issued and outstanding shares of USA Superior Energy, Inc., a Delaware corporation organized in October 28, 2005 ("USA Superior Energy"). In exchange for the ownership in USA Superior Energy, the Company issued 34,000,000 shares of its restricted common stock to the shareholders of USA Superior Energy.

In connection with the acquisition of USA Superior Energy, the Company has adopted a new business plan and through its subsidiary will have operations in the oil industry. Specifically, the Company will be involved in developing, owning and operating prospects and energy projects in East and Southeast Texas. USA Superior Energy in December 2005 acquired Superior Energy, LLC, a Delaware Limited Liability Company, which conducted active oil and gas properties, acquisition, evaluation, workover and stimulation operations since October 2003. Currently, the Company is producing approximately 5 barrels of oil per day.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                Formerly known as Comlink Communications Company
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2006 and 2005

NOTE 3.  ADVANCE PAYABLE - RELATED PARTY:

During the year ended December 31, 2006, an officer and a director of the Company, has loaned the Company $32,188. There are no definite repayment terms or accruing interest on the advance. The same individual advanced the Company $500 during the year ended December 31, 2005. At December 31, 2006, the individual is owed a total of $32,688.

NOTE 4.  STOCKHOLDERS' DEFICIT:

During the year ended December 31, 2006, the Company did not issue any shares of its common stock.

On April 8, 2005, the Company instituted a forward split on a basis of 2 shares for 1 share of its issued and outstanding common stock. The number of shares of the Company's issued and outstanding common stock increased from 5,280,000 to 10,560,000 shares.

On November 2005, the Company instituted a forward split on a basis of 3 shares for 1 share of its issued and outstanding common stock. The number of shares of the Company's issued and outstanding common stock increased from 10,560,000 to 31,680,000 shares.

On January 16, 2007, the Company issued 34,000,000 shares of its restricted common stock in order to acquire 100% of the equity of USA Superior Energy.

NOTE 5.  INCOME TAXES

The Company did not provide any current or deferred U.S. Federal Income Tax provisions or benefit for any of the periods presented because the Company has experienced operating losses since inception. The Company has provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determine that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                Formerly known as Comlink Communications Company
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2006 and 2005

The components of the Company's deferred tax asset as of December 31, 2006 are as follows:

                                                       2006
Net operating loss carry
  forward                                           $  37,877
Valuation allowance                                   (37,877)
                                                    ---------
Net deferred tax asset                              $       -
                                                    =========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                        2006             Since Inception
                                    -----------          ---------------
   Tax at statutory rate (35%)      $    11,082          $    17,923
   Increase in valuation allowance      (11,082)             (17,923)
                                    -----------          ---------------
   Net deferred tax asset           $         -          $         -
                                    ===========          ===============

The net federal operating loss carry forward will expire in 2023 through 2026. The carry forward may be limited upon the consummation of a business combination under Section 381 of the Internal Revenue Code.

NOTE 6.  COMITTMENTS AND CONTINGENCIES:

OFFICE LEASE:

The Company neither owns nor does it leas any real or personal property. The officers of the Company provide office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officer and director for the Company are involved in other business opportunities.

NOTE 7.  SUBSEQUENT EVENT:

ACQUISITION:

On January 16, 2007, the Company entered into an agreement to acquire 100% of the then issued and outstanding shares of USA Superior Energy, Inc., a Delaware corporation organized in October 28, 2005 ("USA Superior Energy"). In exchange for the ownership in USA Superior Energy, the Company issued 34,000,000 shares of its restricted common stock to the shareholders of USA Superior Energy (See
Note 2).