Form 10KSB/A
period 2006-12-31
USA SUPERIOR ENERGY HOLDINGS, INC.
filed 2007-04-23
CIK 1277575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-KSB/A
                                Amendment No. 1

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (Check One)   Yes ___  No _X_


                                TABLE OF CONTENTS

PART I                                                                                         PAGE

Item 1.           Description of Business                                                         3
Item 2.           Description of Properties                                                      16
Item 3.           Legal Proceedings                                                              16
Item 4.           Submission of Matters to a Vote of Security Holders                            16


PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters          17
Item 6.           Management's Discussion and Analysis or Plan of Operation                      18
Item 7.           Financial Statements                                                           19

Item 8.           Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                                       20
Item 8A.          Controls and Procedures                                                        20
Item 8A (T)       Controls and Procedures                                                        20

Item 8B.          Other Information                                                              20

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons and
                  Corporate Governance; Compliance with Section 16(a) of the Exchange Act        20
Item 10.          Executive Compensation                                                         22
Item 11.          Security Ownership of Certain Beneficial Owners and Management
                  And Related Stockholder Matters                                                24
Item 12.          Certain Relationships and Related Transactions, and Director Independence      24
Item 13.          Exhibits                                                                       25
Item 14.          Principal Accountant Fees and Services                                         25

SIGNATURES                                                                                       26

This Amendment No. 1 on Form 10-KSB/A ("Amendment" or "Form 10-KSB/A") to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, which the Original Filing was filed with the Securities and Exchange Commission on April 13, 2007, (the "Original Filing"), is being filed to amend Part II, Item 8A, Part III, Item 13 and Item 14.


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

ITEM 8A - CONTROLS AND PROCEDURES

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no changes in the small business issuer's internal controls over financial reporting identified in connection with the Company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.


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

                                   Year Ended December 31,
                                    2006             2005
                                    ----             ----
         Audit Fees                $6,500           $5,000

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

                                             USA Superior Energy Holdings, Inc.

         Date: April 23, 2007                By:/s/ G. Rowland Carey
                                             -----------------------------
                                             G. Rowland Carey, President and CEO
                                             and Acting CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: April 23, 2007                By: /s/ G. Rowland Carey
                                             -----------------------------
                                             G. Rowland Carey, President and CEO
                                             and Acting CFO

                                   DIRECTORS:

         Date: April 23, 2007                By: /s/ G. Rowland Carey
                                             -----------------------------
                                             G. Rowland Carey

         Date: April 23, 2007                By: /s/ Jerry D. Witte
                                             -----------------------------
                                             Jerry D. Witte

         Date: April 23, 2007                By: /s/ Paul T. Eads
                                             -----------------------------
                                             Paul T. Eads