Form 10QSB
period 2007-03-31
USA SUPERIOR ENERGY HOLDINGS, INC.
filed 2007-05-21
CIK 1277575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

(Mark One)

[ X ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
     ACT OF 1934


                 For the quarterly period ended March 31, 2007

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number: 333-117114


                       USA SUPERIOR ENERGY HOLDINGS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                           30-0220588
----------------------------------                        --------------------
      (State of Incorporation)                         (IRS Employer ID Number)

                          1726 Augusta Drive, Suite 105
                                Houston, TX 77057
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (832) 251-3000
                           --------------------------
                         (Registrant's Telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 18, 2007, there were 68,680,000 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]     No [ X ]





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                           Page
                                                                                          ----

         Balance Sheets - March 31, 2007 and December 31, 2006                            F-1

         Statements of Operations  -
                  Three months ended March 31, 2007 and 2006 and
                  From November 12, 2003 (Inception) to March 31, 2007                    F-2

         Statement of Changes in Stockholders' Equity (Deficit) -
                  From November 12, 2003 (Inception) to March 31, 2007                    F-3

         Statements of Cash Flows -
                  Three months ended March 31, 2007 and 2006 and
                  From November 12, 2003 (Inception) to March 31, 2007                    F-4

         Notes to Financial Statements                                                    F-5

Item 2.     Management's Discussion and Analysis                                            1

Item 3.     Controls and Procedures                                                         3

Item 3A(T). Controls and Procedures                                                         3

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings -Not Applicable                                               3

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds                     3

Item 3.     Defaults Upon Senior Securities - Not Applicable                                4

Item 4.     Submission of Matters to a Vote of Security Holders - Not Applicable            4

Item 5.     Other Information - Not Applicable                                              4

Item 6.     Exhibits                                                                        4

SIGNATURES                                                                                  5

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                          USA SUPERIOR HOLDINGS, INC.
                         (A Development Stage Company)
                                 Balance Sheets






                                                                                         March 31,         December 31,
                                                                                            2007               2006
                                                                                        (Unaudited)         (Audited)
                                                                                      -----------------   ---------------

ASSETS;
Current Assets:
     Cash                                                                                  $    79,573          $    460
     Accounts receivable, trade                                                                 38,620                 -
     Inventory                                                                                   6,525                 -
     Prepaid expenses                                                                        1,106,870                 -
                                                                                      -----------------   ---------------
     Total Current Assets                                                                    1,231,588               460

Property and Equipment:
     Equipment                                                                                   7,527                 -
     Automobiles                                                                                32,912                 -
     Less accumulated depreciation                                                                (153)                -
                                                                                      -----------------   ---------------
                                                                                                40,286                 -
Other assets:
     Deposits                                                                                    3,209                 -
                                                                                      -----------------   ---------------
                                                                                                 3,209                 -

TOTAL ASSETS                                                                               $ 1,275,083          $    460
                                                                                      =================   ===============


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                                       $    39,821          $     -
    Note payables                                                                               87,917            32,688
                                                                                      -----------------   ---------------

        Total Current Liabilities                                                              127,738            32,688
                                                                                      -----------------   ---------------

 Stockholders Equity (Deficit):
    Common stock, $0.001par value, 150,000,000 shares                                           68,680            31,680
        authorized, 68,680,000 and 31,680,000 shares issued and
        outstanding at March 31, 2007 and December 31, 2006, respectively
    Subscription receivable                                                                    (50,000)                -
    Additional paid-in capital                                                               1,987,202           (12,700)
    Deficit accumulated during development stage                                              (858,537)          (51,208)
                                                                                      -----------------   ---------------
        Total Stockholders' Equity (Deficit)                                                 1,147,345           (32,228)
                                                                                      -----------------   ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                         $ 1,275,083          $    460
                                                                                      =================   ===============

The accompanying notes are an integral part of these financial statements.


                       USA SUPERIOR ENERGY HOLDINGS, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)




                                                                                                 November 12, 2003
                                                          For the Three Months Ended             (Inception) to
                                                                  March 31,                         March 31,
                                                         2007                   2006                 2007
                                                    ----------------       ----------------      --------------
Revenue:
    Sales                                              $     53,418                    $ -           $  58,136
    Cost of Sales                                            32,989                      -              32,989
                                                    ----------------       ----------------      --------------
Gross Profit                                                 20,429                      -              25,147
                                                    ----------------       ----------------      --------------
Operating Expenses:
    General and Administrative                              305,856                      -             294,593
                                                    ----------------       ----------------      --------------
Total Operating Expenses                                   (305,856)                      -           (294,593)
                                                    ----------------       ----------------      --------------
Net Loss                                               $   (285,427)                   $ -           $(269,446)
                                                    ================       ================      ==============
Per Share Information:

     Weighted average number
     of common shares outstanding                        59,663,336
                                                    ----------------       ----------------
Net Loss per common share                              $          *                    $ *
                                                    ===============        ================
Less than ($0.01) per share.

The accompanying notes are an integral part of these financial statements.


                       USA SUPERIOR ENERGY HOLDINGS, INC.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                                 March 31, 2007


                                                                                                       Deficit
                                               COMMON STOCK            Additional                    Accum. During     Total
                                                                        Paid-in       Subscription    Development    Stockholders'
                                        # of Shares       Amount        Capital       Receivable        Stage       Equity (Deficit)
                                        -------------   -----------   ------------    ------------   ------------   ---------------


Issuance of common stock
  November 12, 2003, date of inception    22,500,000      $ 22,500     $  (20,000)       $      -     $        -     $    2,500
  Contribution of capital                          -             -            280               -              -            280
Net loss, December 31, 2003                        -             -              -               -           (280)          (280)
                                        ----------------------------------------------------------------------------------------
Balance - December 31, 2003               22,500,000        22,500        (19,720)              -           (280)         2,500
                                        ----------------------------------------------------------------------------------------
Issuance of common stock                   9,180,000         9,180          7,020               -              -         16,200
March 31, 2004, forward split 15:1                 -             -              -               -              -              -
Net loss, December 31, 2004                        -             -              -               -        (13,051)       (13,051)
                                        ----------------------------------------------------------------------------------------
Balance - December 31, 2004               31,680,000        31,680        (12,700)              -        (13,331)         5,649
                                        -------------   -----------   ------------   -------------   ------------   ------------
April 8, 2005, forward split 2:1                   -             -              -               -              -              -
November 2, 2005, forward split 3:1                -             -              -               -              -              -
Net loss, December 31, 2005                        -             -              -               -         (6,215)        (6,215)
                                        -------------   -----------   ------------   -------------   ------------   ------------
Balance - December 31, 2005               31,680,000        31,680        (12,700)              -        (19,546)          (566)
                                        -------------   -----------   ------------   -------------   ------------   ------------
Net loss, December 31, 2006                        -             -              -               -        (31,662)       (31,662)
                                        -------------   -----------   ------------   -------------   ------------   ------------
Balance - December 31, 2006               31,680,000        31,680        (12,700)              -        (51,208)       (32,228)
                                        -------------   -----------   ------------   -------------   ------------   ------------
Common stock issued in acquisition        34,000,000        34,000        539,110               -              -        573,110
     adjustment for merger                         -             -        (51,208)              -       (521,902)      (573,110)
Common stock issued for consulting
    services                                 500,000           500        514,500               -                       515,000
Common stock issued for cash               2,375,000         2,375        708,583               -              -        710,958
Warrants issued for cash                           -             -        239,042               -              -        239,042
Subscription receivable                      125,000           125         49,875         (50,000)              -              -
Net loss, March 31, 2007                           -             -              -               -       (285,427)      (285,427)
                                        -------------   -----------   ------------   -------------   ------------   ------------
Balance - March 31, 2007                  68,680,000      $ 68,680     $1,987,202       $ (50,000)     $ (858,537)    $1,147,345
                                        =============   ===========   ============   =============   ============   ============


The accompanying notes are an integral part of these financial statements.


                       USA SUPERIOR ENERGY HOLDING, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                                                                             November 12, 2003
                                                                           For the Three Months Ended        (Inception) to
                                                                                    March 31,                   March 31,
                                                                              2007             2006             2007
                                                                         ---------------   --------------    ------------
Cash Flows from Operating Activities:

     Net Loss                                                                 $(285,427)             $ -      $ (336,635)
     Depreciation                                                                   153                -             153
     Amortization of stock issued for services                                  100,178                -         100,178
     Adjustments to reconcile net loss to cash used
        by operating activities
          Increase in accounts receivable                                       (38,620)               -         (38,620)
          Increase in inventory                                                  (6,525)               -          (6,525)
          Increase in prepaid expenses and deposits                            (692,047)               -        (692,047)
          Increase in accounts payable and accruals                              39,820                -          39,820
                                                                         ---------------   --------------    ------------
Net Cash Used by Operating Activities                                          (882,468)               -        (933,676)
                                                                         ---------------   --------------    ------------
Cash Flows from Investing Activities:
     Purchase of property and equipment                                         (19,616)               -         (19,616)
                                                                         ---------------   --------------    ------------
Net Cash Used by Investing Activities                                           (19,616)               -         (19,616)
                                                                         ---------------   --------------    ------------
Cash Flows from Financing Activities:
     Proceeds from advance                                                       25,000                -          25,000
     Capital Contribution                                                             -                -             280
     Proceeds from stockholder loan                                                   -                -          32,688
     Proceeds from common stock                                                 950,000                -         968,700
                                                                         ---------------   --------------    ------------
Net Cash Provided by Financing Activities                                       975,000                -       1,026,668
                                                                         ---------------   --------------    ------------
Cash acquired in acquisition                                                      6,197                -           6,197

Net Increase in Cash & Cash Equivalents                                          72,916                -          73,376

Beginning Cash & Cash Equivalents                                                   460                -               -
                                                                         ---------------   --------------    ------------
Ending Cash & Cash Equivalents                                                $  79,573              $ -      $   79,573
                                                                         ===============   ==============    ============

Supplemental Disclosure of Cash Flow Information:
     Cash paid for Interest                                                   $       -                -              83
                                                                         ===============   ==============    ============
     Cash paid for Income Taxes                                               $       -                -               -
                                                                         ===============   ==============    ============

Supplemental Disclosure of Non-cash Investing and
     Financing Activities:
       Issuance of common stock for consulting services                       $ 515,000                -         515,000
                                                                         ===============   ==============    ============
       Warrants issued in connection with common stock issued for
         cash                                                                 $ 239,042                -         239,042
                                                                         ===============   ==============    ============
       Subscription receivable                                                $  50,000                -          50,000
                                                                         ===============   ==============    ============


The accompanying notes are an integral part of these financial statements.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

1.  Business, Basis of Presentation and Significant Accounting Policies:

Business:

The accompanying consolidated financial statements are for USA Superior Energy Holdings, Inc., a Nevada corporation, (the Company) and its wholly-owned subsidiary, USA Superior Energy, Inc., a Delaware company and USA Superior Energy, Inc.'s 80% owned subsidiary Superior Energy, LLC., a Delaware limited liability company. All significant intercompany accounts and transactions have been eliminated in consolidation. In January 2007, the Company amended its Articles of Incorporation, in order to change its name from Comlink Communications Company to USA Superior Energy Holdings, Inc.

On January 16, 2007, the Company acquired 100% of the issued and outstanding shares, at the time 34,000,000 shares, of USA Superior Energy, Inc. In exchange for the 34,000,000 shares of the common stock of USA Superior Energy, Inc., the Company issued 34,000,000 shares of its restricted common stock. The Company has accounted for the transaction using reverse merger accounting. As a result of the transaction, the Company amended its Articles of Incorporation in order to change its name, as mentioned above, and increased its authorized capital from 75,000,000 shares of $0.001 par value common stock to 150,000,000 shares of $0.001 par value common stock.

As a result of the acquisition, the Company, through its wholly-owned subsidiary operates in the energy industry. Specifically, the Company is involved in the developing, owning and operating of prospects and energy projects in East and Southeast Texas.

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. It is management's opinion that when the interim financial statements are read in conjunction with the December 31, 2006 Annual Report on Form 10-KSB, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Basis of Presentation:

The Company has not earned any significant revenues from its limited operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth is Financial Accounting Standards Board Statement No. 7 ("FASB 7"). Among the disclosures required by FASB 7 are that he Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

Significant Accounting Policies:

Inventory

Inventories are stated at cost. Cost is determined using a weighted average method and consist primarily of chemicals used in the production process.

Prepaid Expenses

During the three months ended March 31, 2007, the Company had prepaid well costs of $692,048. These costs are written down as they are incurred.

Deferred Consulting Costs

In January 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which this party agreed to provide public and investor relation services and general business services for the twelve-month term of the agreement. Compensation consisted of 500,000 shares of the Company's restricted common stock with a market value of approximately $515,000 (based on the closing market price of $1.03 per share at the date of the transaction). The deferred cost is being amortized on a straight-line basis, as earned, over the twelve-month period from the date of the agreement. During the three months ended March 31, 2007, $100,178 was expensed.

Property & Equipment

Property and equipment are stated at cost. Depreciation is provided by use of the accelerated method over the estimated useful lives of the related assets which range from five to seven years

Repairs and maintenance are charged to operations as incurred. Major renewals and betterments that extend the useful lives of property and equipment are capitalized.

Revenue Recognition

Revenue Recognition is recognized when earned. The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

Net Loss per Share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB No. 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities) apply to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reposting date. The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new elections date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

2.   Going Concern:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $285,427 for the three months ended March 31, 2007, and an accumulated deficit of $858,537 as of March 31, 2007.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

3.  Notes Payable:

During the three months ended March 31, 2007, a related party of the Company advanced $25,000 to the Company.

Prior to its acquisition by the Company, USA Superior Energy was granted a loan for $30,229 by a banking institution. The loan has a term of 5 years and accrues interest at a rate of 7.8% per annum. The Company makes monthly payments on the loan.

4. Stockholders' Equity:

In January 2007, the Company amended its Articles of Incorporation to increase its authorized capital from 75,000,000 shares of $0.001 par value common stock to 150,000,000 shares of $0.001 par value common stock.

In January 2007, in connection with the acquisition of USA Superior Energy, the Company issued 34,000,000 shares of its restricted common stock to the holders of all of the common stock of the USA Superior Energy.

In January 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which this party agreed to provide public and investor relation services and general business services for the twelve-month term of the agreement. Compensation consisted of 500,000 shares of the Company's restricted common stock with a market value of approximately $515,000 (based on the closing market price of $1.03 per share at the date of the transaction).

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

During the three months ended March 31, 2007, the Company sold 2,500,000 units at a price of $0.40 per unit for an aggregate amount of $1,000,000 cash, pursuant to a Subscription Agreement. A unit consists of (i) one share of the Company's common stock and (ii) a warrant to purchase one-half a share of common stock at an exercise price of $0.80 per share. All warrants have a term of 3 years. As a result of the sale, the Company will issue 2,500,000 shares of its restricted common stock and 1,250,000 warrants with an exercise price of $0.80 per share. At March 31, 2007, the Company had received cash of $950,000 and had a subscription receivable of $50,000. In April 2007, the Company received cash of $50,000 for the subscription receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2006, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

OPERATIONS

On January 16, 2007, the Company acquired 100% interest in USA Superior Energy, Inc., a Delaware Company ("USA Superior Energy") through the issuance of 34,000,000 shares of its restricted common stock to the shareholders of USA Superior Energy. In connection with the acquisition, the Company amended its Articles of Incorporation to change the name of the Company from Comlink Communication Company to USA Superior Energy Holdings, Inc. and increased the Company's authorized capital from 75,000,000 shares of $0.001 par value common stock to 150,000,000 shares of $0.001 par value common stock.

As a result of the acquisition, the Company, through its wholly-owned subsidiary operates in the energy industry. Specifically, the Company is involved in the developing, owning and operating of prospects and energy projects in East and Southeast Texas.

RESULTS OF OPERATION

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The Company recognized $53,418, revenues during the three months ended March 31, 2007 and no revenues during the three months ended March 31, 2006. During the three months ended March 31, 2007, the Company incurred costs of sales of $32,989, resulting in a gross profit of $20,429 for the three months ended March 31, 2007.

During the three months ended March 31, 2007, operating expenses were $305,856, the Company did not have any operating expenses during the three months ended March 31, 2006. The $305,856 increase is due to the operations of USA Superior Energy.

During the three months ended March 31, 2007, the Company recognized a net loss of $285,427. The Company did not recognize either a net loss or net income during the three months ended March 31, 2006. The increase of $1,576 was due mostly to the $1,430 decrease in interest expense. Net loss per share was nominal in the periods in 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2007, the Company used $882,468 in its operating activities. The Company had cash of $79,573 at March 31, 2007. The Company used $19,616 in its investing activities of which $19,616 was used in the purchase of property and equipment. During the three months ended March 31, 2007, the Company received $975,000 from its financing activities. The Company received $25,000 from an advance from a related party and $950,000 from the sale of its common stock and warrants.

During the three months ended March 31, 2007, the Company sold 2,500,000 units at a price of $0.40 per unit for an aggregate amount of $1,000,000 cash, pursuant to a Subscription Agreement. A unit consists of (i) one share of the Company's common stock and (ii) a warrant to purchase one-half a share of common stock at an exercise price of $0.80 per share. All warrants have a term of 3 years. As a result of the sale, the Company will issue 2,500,000 shares of its restricted common stock and 1,250,000 warrants with an exercise price of $0.80 per share. At March 31, 2007, the Company had received cash of $950,000 and had a subscription receivable of $50,000. In April 2007, the Company received cash of $50,000 for the subscription receivable. The Company has used these funds to support its operations.

In January 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which this party agreed to provide public and investor relation services and general business services for the twelve-month term of the agreement. Compensation consisted of 500,000 shares of the Company's restricted common stock with a market value of approximately $515,000 (based on the closing market price of $1.03 per share at the date of the transaction). The deferred cost is being amortized on a straight-line basis, as earned, over the twelve-month period from the date of the agreement. During the three months ended March 31, 2007, $100,178 was expensed.

The Company will need to raise capital through loans or private placements in order to carry out any operational plans. The Company does not have a source of such capital at this time.

PLAN OF OPERATIONS

As a result of the acquisition, the Company, through its wholly-owned subsidiary operates in the energy industry. Specifically, the Company is involved in the developing, owning and operating of prospects and energy projects in East and Southeast Texas. During the 2007 fiscal year, the Company intends to continue its development of energy prospects and projects. Currently, the Company is producing approximately 5 barrels of oil per day.

To the extent the Company's operations are not sufficient to fund the Company's capital requirements the Company may enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report
March 31, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

ITEM 3(A)T. CONTROLS AND PROCEDURES

There have been no changes in the small business issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

     The Company made the following unregistered sales of its securities from January 1, 2007 through March 31, 2007.


  DATE OF SALE        TITLE OF SECURITIES     NO. OF SHARES         CONSIDERATION           CLASS OF PURCHASER
  ------------        -------------------     -------------         -------------           ------------------

------------------ -------------------------- --------------- -------------------------------- -----------------------------------

   March 2007      Common Stock                    2,500,000        $1,000,000                 Accredited Investors
                   -----------------------------------------
                   Warrants                        1,250,000
------------------ -------------------------- --------------- -------------------------------- -----------------------------------

     1/12/07       Common Stock                      500,000        Consulting Services        Business Associate
-----------------  -------------------------- --------------- -------------------------------- -----------------------------------
     1/16/07       Common Stock                   34,000,000        Aquisition                 USA Superior Energy, Inc.
                                                                                               Shareholders


Exemption From Registration Claimed

     All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               NONE.

ITEM 5.  OTHER INFORMATION

               NONE.

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-B.

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                       USA SUPERIOR ENERGY HOLDINGS, INC.
                                  (Registrant)



Dated: May 21, 2007                         By: /s/ G. Rowland Carey
                                                --------------------
                                                    G. Rowland Carey, President,
                                                    Chief Executive Officer
                                                    and Acting CFO