Form 10QSB
period 2007-06-30
USA SUPERIOR ENERGY HOLDINGS, INC.
filed 2007-08-20
CIK 1277575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

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


               1726 Augusta Drive, Suite 105, Houston, Texas 77057
               ---------------------------------------------------
                    (Address of principal executive offices)


                                 (832) 251-3000
                                 --------------
                         (Registrant's Telephone number)

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

As of August 17, 2007, there were 68,680,000 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]     No [ X ]




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                    Page
                                                                                   ----

         Balance Sheets -June 30, 2007 and December 31, 2006                       F-1

         Statements of Operations -
                  Six and Three  months  ended  June 30,  2007 and 2006 and From
                  November 12, 2003 (Inception) to June 30, 2007 F-2

         Statement of Changes in Stockholders' Deficit -
                  From November 12, 2003 (Inception) to June 30, 2007              F-3

         Statements of Cash Flows -
                  Six months ended June 30, 2007 and 2006 and
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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------



               USA SUPERIOR ENERGY HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                          Consolidated Balance Sheets

                                                                                         June 30,          December 31,
                                                                                           2007               2006
                                                                                        (Unaudited)         (Audited)
                                                                                      -----------------   ---------------

ASSETS;
Current Assets:
     Cash                                                                                $       5,705         $     460
     Prepaid expenses                                                                          545,048                 -
                                                                                      -----------------   ---------------
     Total Current Assets                                                                      550,753               460

Property and Equipment:
     Land                                                                                    1,200,000                 -
     Equipment                                                                                  41,527                 -
     Automobiles                                                                                 5,450                 -
     Less accumulated depreciation                                                                (153)                -
                                                                                      -----------------   ---------------
                                                                                             1,246,824                 -

TOTAL ASSETS                                                                             $   1,797,577         $     460
                                                                                      =================   ==============


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts payable                                                                     $      48,170               $ -
    Notes payable                                                                               30,229                 -
    Note payables, related parties                                                             117,640            32,688
                                                                                      -----------------   ---------------

        Total Current Liabilities                                                               196,039            32,688
                                                                                      -----------------   ---------------
Long-Term Liabiliaties:
    Note payable                                                                               800,000                 -
                                                                                      -----------------   ---------------
    Total Liabilities                                                                          996,039                 -
                                                                                      -----------------   ---------------


 Stockholders Equity (Deficit):
    Common stock, $0.001par value, 150,000,000 shares                                           68,680            31,680
        authorized, 68,680,000 and 31,680,000 shares issued and
        outstanding at June 30, 2007 and December 31, 2006, respectively
    Additional paid-in capital                                                               1,987,202           (12,700)
    Deficit accumulated during development stage                                            (1,254,344)          (51,208)
                                                                                      -----------------   ---------------
        Total Stockholders' Equity (Deficit)                                                   801,538           (32,228)
                                                                                      -----------------   ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                       $   1,797,577         $     460
                                                                                      =================   ===============

The accompanying notes are an integral part of these financial statements.



               USA SUPERIOR ENERGY HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                                                      November 12, 2003
                                          For the Three Months Ended      For the Six Months Ended    (Inception) to
                                                 June 30,                        June 30,               June 30,
                                            2007           2006           2007            2006           2007
                                        -------------   ------------   ------------   -------------   ------------
Revenue:
    Sales                                 $  140,917     $        -      $ 194,335      $        -    $   194,335
    Cost of Sales                             93,434              -        126,423               -        126,423
                                        -------------   ------------   ------------   -------------   ------------
Gross Profit                                  47,483              -         67,912               -         67,912
                                        -------------   ------------   ------------   -------------   ------------
Operating Expenses:
    General and Administrative               446,807              -        752,662               -      1,325,772
                                        -------------   ------------   ------------   -------------   ------------
Total Operating Expenses                     446,807              -        752,662               -      1,325,772
                                        -------------   ------------   ------------   -------------   ------------
Other Income (Expense)
      Other income                             3,516              -          3,516               -          3,516
      Interest expense
                                        -------------   ------------   ------------   -------------   ------------
                                               3,516              -          3,516               -          3,516

Net Loss                                  $ (395,808)    $        -     $ (681,234)     $        -    $(1,254,344)
                                        =============   ============   ============   =============   ============
Per Share Information:

     Weighted average number
     of common shares outstanding         68,680,000     31,680,000     64,398,232      31,680,000
                                        -------------   ------------   ------------   -------------
Net Loss per common share                 $     *        $     *        $    (0.01)     $      *
                                        =============   ============   ============   =============

Less than ($0.01) per share.

The accompanying notes are an integral part of these financial statements.



               USA SUPERIOR ENERGY HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                                 June 30, 2007





                                                                                                Deficit
                                                    COMMON STOCK              Additional      Accum. During      Total
                                            ------------------------------
                                                                               Paid-in         Development       Stockholders'
                                             # of Shares        Amount         Capital           Stage           Equity (Deficit)
                                            --------------   -------------   -------------   --------------   -------------------

Issuance of common stock
  November 12, 2003, date of inception         22,500,000        $ 22,500      $  (20,000)     $         -       $   2,500
  Contribution of capital                               -               -             280                -             280
Net loss, December 31, 2003                             -               -               -             (280)           (280)
                                            --------------   -------------   -------------   --------------   -------------
Balance - December 31, 2003                    22,500,000          22,500         (19,720)            (280)          2,500
                                            --------------   -------------   -------------   --------------   -------------
Issuance of common stock                        9,180,000           9,180           7,020                -          16,200
March 31, 2004, forward split 15:1                      -               -               -                -               -
Net loss, December 31, 2004                             -               -               -          (13,051)        (13,051)
                                            --------------   -------------   -------------   --------------   -------------
Balance - December 31, 2004                    31,680,000          31,680         (12,700)         (13,331)          5,649
                                            --------------   -------------   -------------   --------------   -------------
April 8, 2005, forward split 2:1                        -               -               -                -               -
November 2, 2005, forward split 3:1                     -               -               -                -               -
Net loss, December 31, 2005                             -               -               -           (6,215)         (6,215)
                                            --------------   -------------   -------------   --------------   -------------
Balance - December 31, 2005                    31,680,000          31,680         (12,700)         (19,546)           (566)
                                            --------------   -------------   -------------   --------------   -------------
Net loss, December 31, 2006                             -               -               -          (31,662)        (31,662)
                                            --------------   -------------   -------------   --------------   -------------
Balance - December 31, 2006                    31,680,000          31,680         (12,700)         (51,208)        (32,228)
                                            --------------   -------------   -------------   --------------   -------------
Common stock issued in acquisition             34,000,000          34,000         539,110                -         573,110
                                                                                  (51,208)        (521,902)       (573,110)
Common stock issued for consulting
    services                                      500,000             500         514,500                          515,000
Common stock issued for cash                    2,500,000           2,500         758,458                -         760,958
Warrants issued for cash                                -               -         239,042                -         239,042
Net loss, June 30, 2007                                 -               -               -         (681,234)       (681,234)
                                            --------------   -------------   -------------   --------------   -------------
Balance - June 30, 2007                        68,680,000        $ 68,680      $1,987,202      $(1,254,344)      $ 801,538
                                            ==============   =============   =============   ==============   =============

The accompanying notes are an integral part of these financial statements.




                USA SUPERIOR ENERGY HOLDINGS, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows



                                                                                                           November 12, 2003
                                                                           For the Six Months Ended        (Inception) to
                                                                                  June 30,                   June 30,
                                                                            2007             2006              2007
                                                                        --------------   --------------    ------------
Cash Flows from Operating Activities:

     Net Loss                                                              $ (681,234)          $    -     $ (1,254,344)
     Depreciation                                                                 153                -              898
     Accretion expense                                                                               -              558
     Amortization of stock issued for services                                248,048                -          248,048
     Adjustments to reconcile net loss to cash used
        by operating activities
          Increase in accounts receivable                                           -                -                -
          Increase in inventory                                                     -                -                -
          Increase in prepaid expenses and deposits                          (278,096)               -         (278,096)
          Increase in accounts payable and accruals                            48,170                -           48,170
                                                                        --------------   --------------    ------------
Net Cash Used by Operating Activities                                        (662,959)               -       (1,234,766)
                                                                        --------------   --------------    ------------
Cash Flows from Investing Activities:
     Purchase of property and equipment                                       (37,945)               -         (483,493)
     Purchase of land                                                        (400,000)               -         (400,000)
                                                                        --------------   --------------    ------------
Net Cash Used by Investing Activities                                        (437,945)               -         (883,493)
                                                                        --------------   --------------    ------------
Cash Flows from Financing Activities:
     Proceeds from advance                                                     27,740                -           27,740
     Capital Contribution                                                           -                -          995,815
     Proceeds from stockholder loan                                            15,000                -           37,000
     Proceeds from advance, officer                                            57,212                            57,212
     Proceeds from common stock                                             1,000,000                -        1,000,000
                                                                        --------------   --------------    ------------
Net Cash Provided by Financing Activities                                   1,099,952                -        2,117,767
                                                                        --------------   --------------    ------------
Cash acquired in acquisition                                                    6,197                -            6,197

Net Increase in Cash & Cash Equivalents                                         5,245                -            5,705

Beginning Cash & Cash Equivalents                                                 460                -                -
                                                                        --------------   --------------    ------------
Ending Cash & Cash Equivalents                                             $    5,705           $    -     $      5,705
                                                                        ==============   ==============    ============

Supplemental Disclosure of Cash Flow Information
     Cash paid for Interest                                                $        -                -               83
                                                                        ==============   ==============    ============
     Cash paid for Income Taxes                                            $        -                -                -
                                                                        ==============   ==============    ============
Supplemental Disclosure of Non-cash Investing and
     Financing Activities:
       Issuance of common stock for consulting services                    $  515,000                -          515,000
                                                                        ==============   ==============    ============
       Purchase of land for cash and promissory note                       $  400,000                -          400,000
                                                                        ==============   ==============    ============
       Warrants issued in connection with common stock issued for
          cash                                                             $  239,042                -          239,042
                                                                        ==============   ==============    ============
       Subscription receivable                                             $   50,000                -           50,000
                                                                        ==============   ==============    ============




The accompanying notes are an integral part of these financial statements.


                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 For the Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)

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

On January 16, 2007, the Company acquired 100% of the issued and outstanding shares, at the time 34,000,000 shares, of USA Superior Energy, Inc. In exchange for the 34,000,000 shares of the common stock of USA Superior Energy, Inc., the Company issued 34,000,000 shares of its restricted common stock. The Company has accounted for the transaction using reverse merger accounting. As a result of the transaction, the Company amended its Articles of Incorporation in order to change its name, as mentioned above, and increased its authorized capital from 75,000,000 shares of $0.001 par value common stock to 150,000,000 shares of $0.01 par value common stock.

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

Basis of Presentation:

The Company has not earned any significant revenues from its limited operations. According the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth is Financial Accounting Standards Board Statement No. 7 ("FASB 7"). Among the disclosures required by FASB 7 are that he Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 For the Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)

Significant Accounting Policies:

Inventory

Inventories are stated at cost. Cost is determined using a weighted average method and consist primarily of chemicals used in the production process.

Prepaid Expenses

During the six months ended June 30, 2007, the Company had prepaid well costs of $278,096. These costs are written down as they are incurred.

Deferred Consulting Costs

In January 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which this party agreed to provide public and investor relation services and general business services for the twelve-month term of the agreement. Compensation consisted of 500,000 shares of the Company's restricted common stock with a market value of approximately $515,000 (based on the closing market price of $1.03 per share at the date of the transaction). The deferred cost is being amortized on a straight-line basis, as earned, over the twelve-month period from the date of the agreement. During the six months ended June 30, 2007, $248048 was expensed.

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

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 For the Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)

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

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 For the Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)
2.   Going Concern:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the six months ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $681,234 for the six months ended June 30, 2007, and an accumulated deficit of $1,254,344 as of June 30, 2007.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

3.  Notes Payable:

During the six months ended June 30, 2007, the Company purchase property for $1,200,000. The Company purchased the property through a combination of cash and debt. The Company paid $400,000 in cash and issued a promissory note for $800,000 for the remaining portion of the purchase price.

During the six months ended June 30, 2007, an officer and director of the Company advanced the Company $59,900. The amount is unsecured and due on demand.

During the six months ended June 30, 2007, a shareholder of the Company advanced the Company $30,000 in exchange for an unsecured note payable due on demand.

During the six months ended June 30, 2007, a related party of the Company advanced $27,740 to the Company in exchange for an unsecured note payable due on demand.

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

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                 For the Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)

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

During the six months ended June 30, 2007, the Company sold 2,500,000 units at a price of $0.40 per unit for an aggregate amount of $1,000,000 cash, pursuant to a Subscription Agreement. A unit consists of (i) one share of the Company's common stock and (ii) a warrant to purchase one-half a share of common stock at an exercise price of $0.80 per share. All warrants have a term of 3 years. As a result of the sale, the Company issued 2,500,000 shares of its restricted common stock and 1,250,000 warrants with an exercise price of $0.80 per share.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

OPERATIONS

On January 16, 2007, the Company acquired 100% interest in USA Superior Energy, Inc, a Delaware Company ("USA Superior Energy") through the issuance of 34,000,000 shares of its restricted common stock to the shareholders of USA Superior Energy. In connection with the acquisition, the Company amended its Articles of Incorporation to change the name of the Company from Comlink Communication Company to USA Superior Energy Holdings, Inc. and increased the Company's authorized capital from 75,000,000 shares of $0.001 par value common stock to 150,000,000 shares of $0.001 par value common stock.

As a result of the acquisition, the Company, through its wholly-owned subsidiary operates in the energy industry. Specifically, the Company is involved in the developing, owning and operating of prospects and energy projects in East and Southeast Texas.

RESULTS OF OPERATION

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six
--------------------------------------------------------------------------------
Months Ended June 30, 2006
--------------------------

The Company recognized $194,335 in revenues during the six months ended June 30, 2007 and no revenues during the six months ended June 30, 2006. During the six months ended June 30, 2007, the Company incurred costs of sales of $126,423, resulting in a gross profit of $67,912 for the six months ended June 30, 2007.

During the six months ended June 30, 2007, operating expenses were $752,661, the Company did not have any operating expenses during the six months ended June 30, 2006. The $752,661 increase is due to the operations of USA Superior Energy.

During the six months ended June 30, 2007, the Company recognized a net loss of $681,234. The Company did not recognize either a net loss or net income during the six months ended June 30, 2006. Net loss per share was nominal in the periods in 2007 and 2006.

Results of  Operations  for the Three Months Ended June 30, 2007 Compared to the
--------------------------------------------------------------------------------
Three Months Ended June 30, 2006
--------------------------------

The Company recognized $140,917 in revenues during the three months ended June 30, 2007 and no revenues during the three months ended June 30, 2006. During the three months ended June 30, 2007, the Company incurred costs of sales of $94,434, resulting in a gross profit of $47,483 for the three months ended June 30, 2007.

During the three months ended June 30, 2007, operating expenses were $446,807, the Company did not have any operating expenses during the three months ended June 30, 2006. The $446,807 increase is due to the operations of USA Superior Energy.

During the three months ended June 30, 2007, the Company recognized a net loss of $395,808. The Company did not recognize either a net loss or net income during the three months ended June 30, 2006. Net loss per share was nominal in the periods in 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2007, the Company used $662,959 in its operating activities. The Company had cash of $5,705 at June 30, 2007. The Company used $437,945 in its investing activities of which $37,945 was used in the purchase of property and equipment and $400,000 and a promissory note for $800,000 were used for the purchase of land. During the six months ended June 30, 2007, the Company received $1,099,952,000 from its financing activities. The Company received $27,740 from an advance from a related party, the Company received $57,212 in advances from an officer and director of the Company and another $15,000 in advances. The Company $1,000,000 from the sale of its common stock and warrants.

During the six months ended June 30, 2007, the Company sold 2,500,000 units at a price of $0.40 per unit for an aggregate amount of $1,000,000 cash, pursuant to a Subscription Agreement. A unit consists of (i) one share of the Company's common stock and (ii) a warrant to purchase one-half a share of common stock at an exercise price of $0.80 per share. All warrants have a term of 3 years. As a result of the sale, the Company will issue 2,500,000 shares of its restricted common stock and 1,250,000 warrants with an exercise price of $0.80 per share. The Company has used these funds to support its operations.

In January 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which this party agreed to provide public and investor relation services and general business services for the twelve-month term of the agreement. Compensation consisted of 500,000 shares of the Company's restricted common stock with a market value of approximately $515,000 (based on the closing market price of $1.03 per share at the date of the transaction). The deferred cost is being amortized on a straight-line basis, as earned, over the twelve-month period from the date of the agreement. During the six months ended June 30, 2007, $248,048 was expensed.

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

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report June 30, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

ITEM 3(A)T. CONTROLS AND PROCEDURES
-----------------------------------

There have been no changes in the small business issuers internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

                NONE

ITEM 2.  CHANGES IN SECURITIES
------------------------------

         The Company made no sales of its securities from April 1, 2007 through June 30, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

                NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

                NONE

ITEM 5.  OTHER INFORMATION
--------------------------

                NONE

ITEM 6.  EXHIBITS
-----------------

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





                       USA SUPERIOR ENERGY HOLDINGS, INC.
                                  (Registrant)



Dated: August 20, 2007                    By: /s/G. Rowland Carey
                                              -------------------
                                                 G. Rowland Carey, President