Form 10QSB
period 2007-09-30
USA SUPERIOR ENERGY HOLDINGS, INC.
filed 2007-11-19
CIK 1277575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                   FORM 10QSB
                                -----------------

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

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


                 -----------------------------------------------
                    (Address of principal executive offices)


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

As of November 19, 2007, there were 68,680,000 shares of the registrant's sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]     No [ X ]





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Balance Sheets -September 30, 2007 and December 31, 2006                                F-1

         Statements of Operations  -
                  Three and Nine months  ended  September  30, 2007 and 2006 and
                  From November 12, 2003 (Inception) to September 30, 2007                       F-2

         Statement of Changes in Stockholders' Deficit -
                  From November 12, 2003 (Inception) to September 30, 2007                       F-3

         Statements of Cash Flows -
                  Nine  months  ended  September  30,  2007  and  2006  and From
                  November 12, 2003 (Inception) to September 30, 2007                            F-4

         Notes to Financial Statements                                                           F-5

Item 2.  Management's Discussion and Analysis                                                      1

Item 3. Controls and Procedures                                                                    3

Item 3A(T).  Controls and Procedures                                                               3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                         3

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                               3
          - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                          4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                      4

Item 5.  Other Information - Not Applicable                                                        4

Item 6.  Exhibits                                                                                  4

SIGNATURES                                                                                         5


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                   USA SUPERIOR ENERGY HOLDINGS, INC.
                     (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)

                                                                                        September 30,     December 31,
                                                                                           2007              2006
                                                                                       (Unaudited)         (Audited)
                                                                                     -----------------   --------------
ASSETS;
Current Assets:
     Cash                                                                                 $    53,591         $  6,197
     Inventory                                                                                    576                -
     Prepaid expenses                                                                         416,655           48,902
                                                                                     -----------------   --------------
     Total Current Assets                                                                     470,822           55,099

Property and Equipment:
     Land                                                                                   1,200,000                -
     Equipment                                                                                 40,296            9,274
     Automobiles                                                                                6,435                -
     Less accumulated depreciation                                                               (153)               -
                                                                                     -----------------   --------------
                                                                                            1,246,578                -

TOTAL ASSETS                                                                              $ 1,717,400         $ 64,373
                                                                                     =================   ==============

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts payable                                                                      $    53,275         $ 92,145
    Accrued expenses                                                                          175,217                -
    Notes payable                                                                              52,740                -
    Note payables, related parties                                                            119,277                -
                                                                                     -----------------   --------------
        Total Current Liabilities                                                             400,509           92,145
                                                                                     -----------------   --------------
Long Term Liability:
    Note payable                                                                              800,000           19,589
                                                                                     -----------------   --------------
          Total Liabilities                                                                 1,200,509          111,734

 Stockholders Equity (Deficit):
    Common stock, $0.001par value, 150,000,000 shares                                          68,680           10,000
        authorized, 68,680,000 and 31,680,000 shares issued and
        outstanding at June 30, 2007 and December 31, 2006, respectively
    Additional paid-in capital                                                              1,987,202          563,210
    Subcription Receivable                                                                          -             (100)
    Deficit accumulated during development stage                                           (1,538,981)        (508,737)
                                                                                     -----------------   --------------

        Total Stockholders' Equity (Deficit)                                                  516,901          (47,631)
                                                                                     -----------------   --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                        $ 1,717,410         $ 64,373
                                                                                     =================   ==============

The accompanying notes are an integral part of these consolidated financial statements.




                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                      November 12, 2003
                                          For the Three Months Ended     For the Nine Months Ended    (Inception) to
                                               September 30,                  September 30,            Sept. 30,
                                            2007           2006           2007            2006           2007
                                        -------------   ------------   ------------   -------------   ------------
Revenue:
    Sales                                 $   86,992          $   -     $  281,327         $     -   $    281,327
    Cost of Sales                              3,015              -        129,439               -        129,439
                                        -------------   ------------   ------------   -------------   ------------
Gross Profit                                  83,977              -        151,888               -        151,888
                                        -------------   ------------   ------------   -------------   ------------
Operating Expenses:
    General and Administrative               356,314              -      1,108,975               -      1,682,085
                                        -------------   ------------   ------------   -------------   ------------
Total Operating Expenses                     356,314              -      1,108,975               -      1,682,085
                                        -------------   ------------   ------------   -------------   ------------
Other Income (Expense)
      Interest income                            412              -            412               -            412
      Other income                                 -              -          3,516               -          3,516
      Interest expense                       (12,712)             -        (12,712)              -        (12,712)
                                        -------------   ------------   ------------   -------------   ------------
                                             (12,300)             -         (8,784)              -         (8,784)

Net Loss                                  $ (284,637)         $   -     $ (965,871)        $     -   $ (1,538,981)
                                        =============   ============   ============   =============   ============
Per Share Information:

     Weighted average number
     of common shares outstanding         68,680,000     31,680,000     65,813,700      31,680,000
                                        -------------   ------------   ------------   -------------
Net Loss per common share                 $        *          $   *     $    (0.02)        $     *
                                        ============    ============   ============   =============
Less than ($0.01) per share.

The accompanying notes are an integral part of these consolidated financial statements.

                                      F-2

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
             CONSOLIDATED STATEMENT OF CHANGES STOCKHOLDERS' DEFICIT
                               September 30, 2007
                                   (Unaudited)

                                                                                            Deficit
                                                  COMMON STOCK             Additional       Accum. During     Total
                                           ----------------------------
                                                                            Paid-in         Development       Stockholders'
                                           # of Shares       Amount         Capital          Stage           Equity (Deficit)
                                           -------------   ------------   -------------   -------------   -------------------

Issuance of common stock
  November 12, 2003, date of inception       22,500,000       $ 22,500      $  (20,000)    $         -       $   2,500
  Contribution of capital                             -              -             280               -             280
Net loss, December 31, 2003                           -              -               -            (280)           (280)
                                           ------------    -----------    ------------    ------------    -------------
Balance - December 31, 2003                  22,500,000         22,500         (19,720)           (280)          2,500
                                           ------------    -----------    ------------    -------------   -------------
Issuance of common stock                      9,180,000          9,180           7,020               -          16,200
March 31, 2004, forward split 15:1                    -              -               -               -               -
Net loss, December 31, 2004                           -              -               -         (13,051)        (13,051)
                                           ------------    -----------    ------------    -------------   -------------
Balance - December 31, 2004                  31,680,000         31,680         (12,700)        (13,331)          5,649
                                           -------------   ------------   -------------   -------------   -------------
April 8, 2005, forward split 2:1                      -              -               -               -               -
November 2, 2005, forward split 3:1                   -              -               -               -               -
Net loss, December 31, 2005                           -              -               -          (6,215)         (6,215)
                                           -------------   ------------   -------------   -------------   -------------
Balance - December 31, 2005                  31,680,000         31,680         (12,700)        (19,546)           (566)
                                           -------------   ------------   -------------   -------------   -------------
Net loss, December 31, 2006                           -              -               -         (31,662)        (31,662)
                                           -------------   ------------   -------------   -------------   -------------
Balance - December 31, 2006                  31,680,000         31,680         (12,700)        (51,208)        (32,228)
                                           -------------   ------------   -------------   -------------   -------------
Common stock issued in acquisition           34,000,000         34,000         539,110               -         573,110
                                                                               (51,208)       (521,902)       (573,110)
Common stock issued for consulting
    services                                    500,000            500         514,500                         515,000
Common stock issued for cash                  2,500,000          2,500         758,458               -         760,958
Warrants issued for cash                              -              -         239,042               -         239,042
Net loss, September 30, 2007                          -              -               -        (965,871)       (965,871)
                                           -------------   ------------   -------------   -------------   -------------
Balance - September 30, 2007                 68,680,000       $ 68,680      $1,987,202     $(1,538,981)      $ 516,901
                                           =============   ============   =============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                                      F-3

               USA SUPERIOR ENERGY HOLDINGS, INC.
                  (A Development Stage Company)
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

                                                                                                               November 12, 2003
                                                                           For the Nine Months Ended           (Inception) to
                                                                          September 30,                         September 30,
                                                                             2007             2006              2007
                                                                         --------------   --------------    --------------
Cash Flows from Operating Activities:

     Net Loss                                                             $    (965,871)          $    -      $ (1,538,981)
     Depreciation                                                                   153                -               898
     Accretion expense                                                                -                -               558
     Amortization of stock issued for services                                  376,431                -           376,431
     Adjustments to reconcile net loss to cash used
        by operating activities:
          Increase in accounts receivable                                             -                -                 -
          Increase in inventory                                                    (576)               -              (576)
          Increase in prepaid expenses and deposits                            (278,096)               -          (278,096)
          Increase in accounts payable                                           53,276                             53,276
          Increase in accrued expenses                                          175,217                -           175,217
                                                                         --------------   --------------    --------------
Net Cash Used by Operating Activities                                          (639,466)               -        (1,211,273)
                                                                         --------------   --------------    --------------
Cash Flows from Investing Activities:
     Purchase of property and equipment                                         (23,149)               -          (406,643)
     Purchase of land                                                          (400,000)               -          (400,000)
                                                                         --------------   --------------    --------------
Net Cash Used by Investing Activities                                          (423,149)               -          (806,643)
                                                                         --------------   --------------    --------------
Cash Flows from Financing Activities:
     Proceeds from advance                                                       52,740                -            52,740
     Capital Contribution                                                             -                -           995,815
     Proceeds from stockholder loan                                                   -                -            22,000
     Proceeds from notes payable and advances, officer                          119,726                             57,212
     Payment of notes payable                                                  ( 62,917)                           (62,917)
     Proceeds from common stock                                               1,000,000                -         1,000,000
                                                                         --------------   --------------    --------------
Net Cash Provided by Financing Activities                                     1,109,549                -         2,064,850
                                                                         --------------   --------------    --------------
Cash acquired in acquisition                                                      6,197                -             6,197

Net Increase in Cash & Cash Equivalents                                          53,131                -            53,131

Beginning Cash & Cash Equivalents                                                   460                -                 -
                                                                         --------------   --------------    --------------
Ending Cash & Cash Equivalents                                            $      53,591           $    -      $     53,131
                                                                         ==============   ==============    ==============

Supplemental Disclosure of Cash Flow Information
     Cash paid for Interest                                               $           -                -                83
                                                                         ==============   ==============    ==============
     Cash paid for Income Taxes                                           $           -                -                 -
                                                                         ==============   ==============    ==============
Supplemental Disclosure of Non-cash Investing and
     Financing Activities:
       Issuance of common stock for consulting services                   $     515,000                -           515,000
                                                                         ==============   ==============    ==============
       Purchase of land for cash and promissory note                      $     400,000                -           400,000
                                                                         ==============   ==============    ==============
Warrants issued in connection with common stock issued for
         cash                                                             $     239,042                -           239,042
                                                                         ==============   ==============    ==============
       Subscription receivable                                            $      50,000                -            50,000
                                                                         ==============   ==============    ==============
The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                      F-4


                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

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

Basis of Presentation:

The Company has not earned any significant revenues from its limited operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth is Financial Accounting Standards Board Statement No. 7 ("FASB 7"). Among the disclosures required by FASB 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

Significant Accounting Policies:

Inventory

Inventories are stated at cost. Cost is determined using a weighted average method and consist primarily of chemicals used in the production process.

Prepaid Expenses

During the nine months ended September 30, 2007, the Company had prepaid well costs of $278,096. These costs are written down as they are incurred.

Deferred Consulting Costs

In January 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which this party agreed to provide public and investor relation services and general business services for the twelve-month term of the agreement. Compensation consisted of 500,000 shares of the Company's restricted common stock with a market value of approximately $515,000 (based on the closing market price of $1.03 per share at the date of the transaction). The deferred cost is being amortized on a straight-line basis, as earned, over the twelve-month period from the date of the agreement. During the nine months ended September 30, 2007, $376,431 was expensed.

Property & Equipment

Property and equipment are stated at cost. Depreciation is provided by use of the accelerated method over the estimated useful lives of the related assets which range from five to seven years.

Repairs and maintenance are charged to operations as incurred. Major renewals and improvements that extend the useful lives of property and equipment are capitalized.

Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

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

On February 15, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This standard permits an entity to measure many financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 115 ("Accounting for Certain Investments in Debt and Equity Securities) applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS No. 159 permits an entity to measure eligible items at fair value as of specified election dates. Among others, eligible items exclude (1) financial instruments classified (partially or in total) as permanent or temporary stockholders' equity (such as a convertible debt security with a non-contingent beneficial conversion feature) and (2) investments in subsidiaries and interests in variable interests that must be consolidated. A for-profit business entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in its statements of operations at each subsequent reporting date. The fair value option (a) may generally be applied instrument by instruments, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not yet evaluated the effect that the application of SFAS No. 159, may have, if any, on its future results of operations and financial condition.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)
2.   Going Concern:

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $965,871 for the nine months ended September 30, 2007, and an accumulated deficit of $1,538,981 as of September 30, 2007.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

3.  Notes Payable:

During the nine months ended September 30, 2007, the Company purchase property for $1,200,000. The Company purchased the property through a combination of cash and debt. The Company paid $400,000 in cash and issued a promissory note for $800,000 for the remaining portion of the purchase price.

During the nine months ended September 30, 2007, an officer and director of the Company advanced the Company $89,277. The amount is unsecured and due on demand.

During the nine months ended September 30, 2007, a shareholder of the Company advanced the Company $30,000 in exchange for an unsecured note payable due on demand.

During the nine months ended September 30, 2007, a related party of the Company advanced $27,740 to the Company in exchange for an unsecured note payable due on demand.

Prior to its acquisition by the Company, USA Superior Energy was granted a loan for $30,229 by a banking institution. The loan has a term of 5 years and accrues interest at a rate of 7.8% per annum. During the nine months ended September 30, 2007, the Company paid the note in full.

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

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

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

During the nine months ended September 30, 2007, the Company sold 2,500,000 units at a price of $0.40 per unit for an aggregate amount of $1,000,000 cash, pursuant to a Subscription Agreement. A unit consists of (i) one share of the Company's common stock and (ii) a warrant to purchase one-half a share of common stock at an exercise price of $0.80 per share. All warrants have a term of 3 years. As a result of the sale, the Company issued 2,500,000 shares of its restricted common stock and 1,250,000 warrants with an exercise price of $0.80 per share.

5. Subsequent Event:

On October 30, 2007, the Company signed a $2.3 million secured Promissory Note in connection with a Securities Purchase Agreement. The Note is due on demand on any time after January 30, 2012. The note is secured by all accounts receivable, inventory, equipment and all products and proceeds. The Securities Purchase Agreement, signed on October 30, 2007, provides for the Company to issue a 9 3/4% convertible debenture in exchange for $2.5 million in cash, less any fees. The Convertible Debenture provides for it to be converted to common stock at a rate of either the lesser of $0.50 per share or 80% of the average of the 3 lowest volume Weighted Average Price during the 20 day trading period prior to conversion.

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

RESULTS OF OPERATION

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

The Company recognized $281,327 in revenues during the nine months ended September 30, 2007 and no revenues during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, the Company incurred costs of sales of $129,439, resulting in a gross profit of $151,888 for the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, operating expenses were $1,108,975, the Company did not have any operating expenses during the nine months ended September 30, 2006. The $1,108,975 increase is due to the operations of USA Superior Energy.

During the nine months ended September 30, 2007, the Company recognized a net loss of $965,871. The Company did not recognize either a net loss or net income during the nine months ended September 30, 2006. Net loss per share was nominal in the periods in 2007 and 2006.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

The Company recognized $86,992 in revenues during the three months ended September 30, 2007 and no revenues during the three months ended September 30, 2006. During the three months ended September 30, 2007, the Company incurred costs of sales of $3,015, resulting in a gross profit of $83,977 for the three months ended September 30, 2007.

During the three months ended September 30, 2007, operating expenses were $356,314, the Company did not have any operating expenses during the three months ended September 30, 2006. The $356,314 increase is due to the operations of USA Superior Energy.

During the three months ended September 30, 2007, the Company recognized a net loss of $284,637. The Company did not recognize either a net loss or net income during the three months ended September 30, 2006. Net loss per share was nominal in the periods in 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2007, the Company used $639,466 in its operating activities. The Company had cash of $53,591 at September 30, 2007. The Company used $423,149 in its investing activities of which $23,149 was used in the purchase of property and equipment and $400,000 and a promissory note for $800,000 were used for the purchase of land. During the nine months ended September 30, 2007, the Company received $1,109,549 from its financing activities. The Company received $52,740 from advances from, the Company received $119,726 in advances and a note payable from an officer and director of the Company. The Company received $1,000,000 from the sale of its common stock and warrants.

During the nine months ended September 30, 2007, the Company sold 2,500,000 units at a price of $0.40 per unit for an aggregate amount of $1,000,000 cash, pursuant to a Subscription Agreement. A unit consists of (i) one share of the Company's common stock and (ii) a warrant to purchase one-half a share of common stock at an exercise price of $0.80 per share. All warrants have a term of 3 years. As a result of the sale, the Company will issue 2,500,000 shares of its restricted common stock and 1,250,000 warrants with an exercise price of $0.80 per share. The Company has used these funds to support its operations.

In January 2007, the Company entered into a twelve-month consulting services agreement with a third party, in which this party agreed to provide public and investor relation services and general business services for the twelve-month term of the agreement. Compensation consisted of 500,000 shares of the Company's restricted common stock with a market value of approximately $515,000 (based on the closing market price of $1.03 per share at the date of the transaction). The deferred cost is being amortized on a straight-line basis, as earned, over the twelve-month period from the date of the agreement. During the nine months ended September 30, 2007, $376,341 was expensed.

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

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report September 30, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

ITEM 3(A)T. CONTROLS AND PROCEDURES
-----------------------------------

There have been no changes in the small business issuers internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is likely to materially affect, the small business issuer's internal control over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

                NONE

ITEM 2.  CHANGES IN SECURITIES
------------------------------

         The Company made no sales of its securities from July 1, 2007 through September 30, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

               NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

               NONE.

ITEM 5.  OTHER INFORMATION
--------------------------

               NONE.

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





                                     USA SUPERIOR ENERGY HOLDINGS, INC.
                                              (Registrant)



Dated: November 19, 2007               By: /s/ G. Rowland Carey
                                           --------------------
                                               G. Rowland Carey, President