Form 10KSB/A
period 2006-12-31
USA SUPERIOR ENERGY HOLDINGS, INC.
filed 2008-01-23
CIK 1277575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-KSB/A
                                 Amendment No. 2

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

               1726 AUGUSTA DRIVE, SUITE 105, HOUSTON, TEXAS 77057
                    ----------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:       (832) 251-3000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

         CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------    ------------------------------------------
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

SIGNATURES
                                                                                                 26


This Amendment No. 2 on Form 10-KSB/A ("Amendment" or "Form 10-KSB/A") to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, which the Original Filing was filed with the Securities and Exchange Commission on April 13, 2007, (the "Original Filing"), is being filed to amend Parts I, Item 1, Part II Items 6,7,8A and Part III Items 11 and 14.


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

In fiscal the fiscal year ended 2006, Comlink was essentially dormant with no operating business, having discontinued all prior operations in the first quarter (February 28, 2006) of 2006. Prior operations consisted of an attempt to market 2 way radio communication equipment over the internet. The Company had no capital and no prospects to raise capital to carry out the prior business plan.



Comlink entered into an Agreement and Plan of Merger on January 16, 2007, with the stockholders of USA Superior Energy, Inc. ("USA Superior"), USAS Acquisitions, Inc. ("USAS"), the wholly-owned subsidiary of USA Superior. Under the terms of the Agreement the stockholders of USA Superior were issued a total of 34,000,000 shares of the restricted common stock of Comlink in exchange for 100% total issued and outstanding shares of the common stock of USA Superior. As a result of the reorganization, USA Superior was merged into USAS, and became Comlink's wholly-owned subsidiary. USA Superior Energy Holdings, Inc. is the new name of Comlink. Prior to the acquisition transaction, USA Superior Energy, Inc. (a wholly owned subsidiary) had no relationship, equity, debt or related shareholders with Comlink.


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

ITEM 8A - CONTROLS AND PROCEDURES

         As of the end of the period covered by this Annual Report on Form 10KSB, Company carried out an evaluation under the supervision and with the participation of the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules l3a-l4(c) and l5d-14(c) under he Securities Exchange Act of 1934, as amended (the "Exchange Act"( . Based upon such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this annual report on Form 10KSB in alerting them, on a timely basis, to material information relating to the Company required to be included in the Company's periodic SEC filings and to ensure that information required to be disclosed in the Company's periodic SEC filings is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

      There was no change to the Company's internal controls over financial reporting during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



The following sets forth information with respect to the Company's Common Stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group as of April 10, 2007, and by the holders of 5% or more of the Company's common stock:


Title of Class     Name and Address        Amount and Nature        Percent of
                   Of Beneficial Owner(1)  of Beneficial Ownership  Class(6)
----------------   ----------------------  -----------------------  ------------

Common Stock       James Bell (2)                            0             0%

Common Stock       Daniel Brailey (3)                        0             0%

Common Stock       G. Rowland Carey (4)             30,980,000            59%
                   President, CEO
                   Acting CFO & Director

Common Stock       Jerry D. Witte(4)                 1,190,000             2.2%
                   Secretary & Director

Common Stock       Paul T. Eads (5)                  1,190,000             2.2%
                   Director


All Current Directors
 and Executive                                      33,360,000            63.40%
 Officers as a Group
 (3 persons)
--------------------------------------------------------------------------------

(1) The beneficial owner's address is the same as the Company's principal office.
(2)      Former President and CFO.  Resigned June 30, 2006.
(3)      Former President.  Resigned January 16, 2007.
(4)      Current Officer/Director as of January 16, 2007.
(5)      Director as of February 22, 2007.
(6) As of April 10, 2007, there were 52,360,000 shares of the Company's common stock issued and outstanding. The Company does not have any warrants or options issued and therefore, the issued and outstanding common stock is equal to the fully diluted stock of the Company.


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

On March 2007, Larry O'Donnell, CPA was engaged by the Company's Board of Directors to perform the audit of the financial statements for the year end December 31, 2006. The audit fees paid to Kyle L. Tingle CPA during the year ended December 31, 2006 was for work on the audit of 2005 financial statements and review of the filings for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006.

The  Company's  new  independent   registered   public  accounting  firm,  Larry
O'Donnell, CPA was not paid any auditing fees for his services in the year ended December 31, 2006.

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


                                                                         PAGE

REPORT OF INDEPENDENT REGISTERED
    PUBLIC ACCOUNTING FIRM                                               F-1

FINANCIAL STATEMENTS

Balance Sheet for the years ended December 31, 2006 and 2005             F-2

Statement of Operations  for the years ended  December 31, 2006 and 2005
and from Inception through December 31, 2006                             F-3

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
USA Superior Energy Holdings, Inc.

I have audited the accompanying balance sheets of USA Superior Energy Holdings, Inc. Formerly known as Comlink Communications, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity(deficit) and cash flows for each of the years then ended and for the period from inception November 12, 2003 to December 31, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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


/s/Larry O'Donnell, CPA, P.C.
-------------------------------
LARRY O'DONNELL, CPA, P.C.
April 4, 2007
Aurora, Colorado
                                       F-1

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                Formerly known as Comlink Communications Company
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                                                                               Audited                  Audited
                                                                            --------------           -------------
                                                                              December 31,            December 31,
                                                                                2006                     2005
                                                                            --------------           -------------

ASSETS:

   Current Assets:
      Cash                                                                  $         460            $          -
                                                                            --------------           -------------

Total Current Assets                                                                  460                       -
                                                                            --------------           -------------

TOTAL ASSETS                                                                $         460            $          -
                                                                            ==============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

    Current Liabilities:
        Outstanding checks in excess of bank balance                        $           -            $         66
        Stockholder's loan                                                         32,688                     500
                                                                            --------------           -------------

Total Current Liabilities                                                          32,688                     566
                                                                            --------------           -------------

Stockholders' Deficit:
    Common stock, $0.001 par value; 75,000,000 shares                              31,680                  31,680
        authorized, 31,680,000 shares issued and outstanding
        as of December 31, 2006 and 2005
    Additional paid-in capital                                                    (12,700)                (12,700)
    Deficit accumulated during the development stage                              (51,208)                (19,546)
                                                                            --------------           -------------

Total Stockholders' Deficit                                                       (32,228)                   (566)
                                                                            --------------           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $         460            $          -
                                                                            ==============           =============



                        See Notes to financial statements

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



                        See Notes to financial statements

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
                                                                       =============    ============        ====================




                                         See Notes to financial statements

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                (Formerly known as Comlink Communications Company)
                        (A Development Stage Enterprise)
                   STATEMENT OF STOCKHOLDERS' (DEFICIT)
     For the Period From November 12, 2003 (Inception) to December 31, 2006




                                                    COMMON STOCK                                 Deficit
                                            ------------------------------    Additional       Accum. During   Total
                                                                               Paid-in         Development    Stockholders'
                                             # of Shares        Amount         Capital           Stage         Equity
                                            --------------   -------------   -------------   --------------  -------------

Issuance of common stock
  November 12, 2003, date of inception         22,500,000    $     22,500    $    (20,000)   $           -    $      2,500
  Contribution of capital                               -               -             280                -             280
Net loss, December 31, 2003                             -               -               -             (280)           (280)
                                            --------------   -------------   -------------   --------------   -------------

Balance - December 31, 2003                    22,500,000          22,500         (19,720)            (280)          2,500
                                            --------------   -------------   -------------   --------------   -------------

Issuance of common stock                        9,180,000           9,180           7,020                -          16,200
March 31, 2004, forward split 15:1                      -               -               -                -               -
Net loss, December 31, 2004                             -               -               -          (13,051)         (13,051)
                                            ---------------------------------------------------------------

Balance - December 31, 2004                    31,680,000          31,680         (12,700)         (13,331)          5,649
                                            --------------   -------------   -------------   --------------   -------------

April 8, 2005, forward split 2:1                        -               -               -                -               -
November 2, 2005, forward split 3:1                     -               -               -                -               -
Net loss, December 31, 2005                             -               -               -           (6,215)         (6,215)
                                            --------------   -------------   -------------   --------------   -------------

Balance - December 31, 2005                    31,680,000          31,680         (12,700)         (19,546)           (566)
                                            --------------   -------------   -------------   --------------   -------------

Net loss, December 31, 2006                             -               -               -          (31,662)        (31,662)
                                            --------------   -------------   -------------   --------------   -------------

Balance - December 31, 2006                    31,680,000    $     31,680    $    (12,700)   $     (51,208)   $    (32,228)
                                            ==============   =============   =============   ==============   =============


                        See Notes to financial statements

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                Formerly known as Comlink Communications Company
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2006 and 2005


NOTE 1. BASIS OF PRESENTATION,  BUSINESS,  AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

BASIS OF PRESENTATION AND BUSINESS:

The  basis  of  Presentation  and  accounting   policies  are  that  of  Comlink
Communications Company as of and for year ended December 31, 2006

USA Superior Energy Holdings, Inc. (the "Company") was organized on November 12, 2003 under the laws of the State of Nevada as Comlink Communications Company. On March 6, 2007, the Company amended its Articles of Incorporation and changed its name to USA Superior Energy Holdings, Inc. as a result of the acquisition on January 2007 (See Note 2). During the year ended December 31, 2006, the Company had discontinued all of its prior operations in the 2 way radio marketing business operations and, in accordance with the Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development State Enterprises," is considered a Development Stage Enterprise.

In connection with the acquisition of USA Superior Energy, Inc. in January 2007, the Company has adopted a new business plan and through its subsidiary will have operations in the oil industry (See Note 2). Specifically, the Company will be involved in developing, owning and operating prospects and energy projects in East and Southeast Texas.



In connection with the acquisition of USA Superior Energy, Inc. the Company will be using reverse merger acquisition accounting to account for the acquisition. In accordance with reverse merger accounting, the Company's financial statements will reflect the historical financial information of USA Superior Energy, Inc., who is recognized as the acquirer in reverse merger accounting.



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


As a result of the acquisition and in connection with its oil and gas activities, the Company intends to use the successful efforts method of accounting for its oil and gas activities.

                       USA SUPERIOR ENERGY HOLDINGS, INC.
                (Formerly known as Comlink Communications Company)
                        (A Development Stage Enterprise)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2006 and 2005

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
                                                    =========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                        2006             Since Inception to
                                                         12/31/06
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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on itsbehalf by the undersigned, thereunto duly authorized.

                                       USA Superior Energy Holdings, Inc.

         Date: December __, 2007             By:/s/ G. Rowland Carey
                                             -----------------------------
                                             G. Rowland Carey, President and CEO
                                             and Acting CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: December __, 2007             By: /s/ G. Rowland Carey
                                             -----------------------------
                                             G. Rowland Carey, President and CEO
                                             and Acting CFO

                                   DIRECTORS:

         Date: December __, 2007             By: /s/ G. Rowland Carey
                                             -----------------------------
                                             G. Rowland Carey

         Date: December __, 2007             By: /s/ Jerry D. Witte
                                             -----------------------------
                                             Jerry D. Witte

         Date: December __, 2007             By: /s/ Paul T. Eads
                                             -----------------------------
                                             Paul T. Eads

EXHIBIT A
                               Michael A. Littman
                                 Attorney at Law
                                7609 Ralston Road
                                Arvada, CO 80002
                        (303) 422-8127 Fax (303) 431-1567


                                November 6, 2007

SECURITIES AND EXCHANGE COMMISSION
DIVISION OF CORPORATION FINANCE
Mail Stop 7010
Washington D.C. 20549

Re:   USA Superior Energy Holdings, Inc.
         Form 10-KSB for Fiscal Year Ended  December 31,  2006,  filed April 13,
           2007
         File No. 0-52405.


         In response to your comment letter dated September 13, 2007, the Company's 10-KSB, (2006) has been revised and filed on Edgar. The responses to your numbered paragraphs are listed below with cross references to the marked copy of the filing, which filing is attached hereto with margin annotations to reference your comment numbers.


             1. We note your disclosure that indicates subsequent to your year end, you have entered into a plan of merger and seek to engage in a different line of business. Please expand your disclosures to describe your business and related activities in fiscal 2006.

                    In response to your comment we have revised Item 1, Business Disclosures to include information disclosing our business activities, prior to the merger. Please see Page 3.

             2. Clarify if the business of Comlink Communications Company including its assets and liabilities has been sold, discontinued or otherwise disposed of subsequent to year end.

                     In response to your comment, prior to the merger, Comlink Communication Company's assets consisted of $938 in cash and total liabilities of $22,700, which was a shareholders' loan. Comlink Communications did not sell or otherwise of dispose of those assets and or liabilities prior to the year ended December 31, 2006.

             3. We note subsequent to year end, you have entered into a plan of merger with USA Superior Energy, Inc. Please clarify to us and in your document this entity's relationship to USA Superior Energy Holdings, Inc.

                    In response to your comment, Comlink Communication, Inc. acquired USA Superior Energy, Inc. in a share exchange after the transaction, the Company changed its name to USA Superior Energy Holdings, Inc.

             Independent Auditor's Report. page F-1
             --------------------------------------

             4. Please provide an audit opinion with a title of, "Report of Independent Registered Public Accounting Firm," if true.

                     We note your comment and have made the appropriate changes to audit opinion included in the Amended Annual Report on Form 10-KSB on page F-1.

             5. Please provide an audit opinion that identifies the city and state of the auditor. Refer to Article 2 of Regulation S-X.

                     We note your comment and have made the appropriate changes to audit opinion included in the Amended Annual Report on Form 10-KSB on page F-1.

             6. Please provide an audit opinion for the financial statements of Comlink Communications Company, for the periods presented.

                     In response to your comment, the financial statements presented are the financial statements of Comlink Communcations Company for the years ended December 31, 2006 and 2005. The transaction involving USA Superior Energy occurred subsequent to the year ended December 31, 2006.

             Financial Statements
             --------------------

             General
             -------

             7. Please remove references to an "Accountant's Review Report on pages F-2 through F-S. Please also tell us why you are referring to a review report when you have provided an audit report in your filing.

                     We note your comment and the reference to the "Accountant's Review Report was a typo. We have revised all references to read "See Notes to the Financial Statements."

             Balance Sheet, page F-2
             -----------------------

             8. Please explain why the amounts presented as "Additional paid-in capital" are negative.


                    In response to your comment, the amounts presented as "Additional paid-in capital are negative, due to the debit (negative) balance of the account. Additional paid-in capital has had a negative balance since the inception of the Company, when 22,500,000 shares of common stock were purchase for cash of $2,500. The shares were purchased at a price less than their par value of $0.001 and this resulted in a debit to additional paid-in capital of $20,000 and the account having a negative balance. See the journal entry below:

                                                           Debit          Credit
                                                           -----          ------

                    Cash                                   $2,500
                    Common Stock (22.5 million x $0.001)                 $22,500
                    Additional paid-capital               $20,000


                    Comlink Communications Company has had limited operations and limited issuances of its common stock, therefore the account has retained a negative balance.

             9. Please explain why the assets and liabilities of Comlink Communications Company are not presented as discontinued operations. Similarly, explain why your results of operations and cash flows are not presented on a discontinued basis.

                     In response to your comment, the assets and liabilities of Comlink Communications Company are not presented as discontinued operations, because Comlink Communications Company did not have discontinued operations. Generally Accepted Accounting Principles defines Discontinued Operations as "...one actually discontinued during the accounting period or one which will be discontinued in a short time period after year-end."

                     Comlink Communications did not cease its operations during the year ended December 31, 2006. Over the prior two year period, Comlink Communications Company's only asset has been cash and its liabilities have consisted of accounts payable and shareholder loans. Its operation level throughout this period was minimal. Therefore, Comlink Communications Company has not presented its financial statements on a discontinued basis.

             Statement of Stockholders' Equity (Deficit), page F-5
             ------------ --------------------  ------------------

             10. Please reconcile the number of shares issued and outstanding in your Statement of Stockholders' Equity with the amounts presented in your beneficial ownership disclosures found on page 24.

                     In response to your comment, to reconcile the number of shares issued and outstanding in the Statement of Stockholders' Equity with the amounts presented in the beneficial ownership table, the number of shares issued and outstanding in the Statement of Stockholders' Equity is as of December 31, 2006. The number of shares issued and outstanding, used in the beneficial ownership table is April 1, 2007. We have revised the beneficial ownership table to reflect the correct date. Please see page F-5 of the Amended Form 10KSB.

                    Note 1-- Basis of  Presentation,  Business  and  Summary  of
                    ------------------------------------------------------------
                    Significant Accounting Policies. page F-6
                    -----------------------------------------

             11. Please clarify the date of formation of the company and whether the basis of presentation and accounting policies are that of Comlink Communications Company as of and for the year ended December 31, 2006.

                     In response to you comment, the Comlink Communications Company was incorporated on November 12, 2003 in the state of Nevada. On March 6, 2007, Comlink Communications Company changed its name to USA Superior Energy Holdings, Inc. and retained the state of Nevada as its corporate domicile. The accounting policies disclosed in the Form 10-KSB for the year ended December 31, 2006 are those of Comlink Communications Company. We have revised our disclosures in
                     Note 1 of the Notes to the Financial Statements on page F-6 of the Amended Form 10KSB.

              12. It appears from your disclosures, that your transaction with USA Superior Energy represents a reverse merger. If true, expand your basis of presentation discussion to indicate that in future periods, your financial statements will be presented differently due to reverse merger accounting. Please explain that as a result of reverse merger accounting, you will be presenting the historical financial information of the accounting acquirer in future interim and annual reports.

                     In response to your comment, we have revised the disclosure in Note 1 of the Notes to the Financial Statements on page F-6 to include a discussion of the use of reverse merger accounting and that the Company will be presenting the historical financial information of the accounting acquirer in future interim and annual reports.

             Note 2 -- Going Concern and Management's Plan, page F-9
             -------------------------------------------------------

              13. We note that you plan to enter into the oil and gas industry. Please provide disclosure indicating whether you anticipate accounting for these activities using either the full cost or successful efforts method.

                     In response to you comment,  we have  included  disclose in
                     Note 2 to the Notes to the Financial discussing the accounting to be used by the Company in accounting for activities in the oil and gas industry. Please see page F-9 of the Notes to the Financial Statements of the Amended Form 10KSB.

             Item 8A  Controls and Procedures. page 20
             -----------------------------------------

              14. Please modify your Controls and Procedures disclosures per the requirements of Exchange Act Rule 13a-l 5. For example, identify the members of management that have evaluated and concluded on the effectiveness of your disclosure controls and procedures. Similarly, remove disclosure that suggest your controls and procedures "are adequate".

                     In response to your comment we have revised the Controls and Procedures disclosures to reflect the provisions of Exchange Act Rule 13a-15. The Section has been re-worded to comply with the requirements of Exchange Act Rule 13a-15. Please see page 20 of the Amended Form 10KSB.

             Item 14. Principal Accounting Fees and Services, page 25
             --------------------------------------------------------

              15. We note your disclosures that indicates the amounts paid to Kyle L. Tingle, your former auditor, including amounts paid in fiscal 2006. Please explain why you have not presented the amounts paid to Larry O'Donnell, CPA, P.C.

                    In response to your comment, Mr. O'Donnell was engaged by the Company to audit the Company's financial statements for the year ended December 31, 2006. Mr. O'Donnell had not performed any other audit services for the Company prior to January 1, 2007, therefore no fees were paid to him. We have considered your comment and have added disclosure to clarify the payment of auditor fees. Please see page 25 of the Amended Form 10KSB.

             Form 10-QSB for Fiscal Quarter Ended June 30, 2007
             --------------------------------------------------

             Financial Statements
             --------------------

             General
             -------

              16. It appears that you have presented the historical financial information of Comlink Communications Company. Please modify your presentation to apply reverse merger accounting and disclosure, including the presentation of the historical financial information of the accounting acquirer.

                     In response to your comment, we have revised the Form 10QSB for the fiscal quarter ended June 30, 2007 to meet your request.

             Consolidated Statement of Stockholders' Equity, page F-3
             --------------------------------------------------------

              17. Please modify your presentation to include recasting your capital structure to reflect the effects of reverse merger accounting.

                     In response to your comment, we have included additional disclosures showing the adjustment of the accumulated deficit account and the total stockholders' deficit for the effects of the reverse merger on page F-3.

             Note 1- Significant Accounting Policies
             ---------------------------------------

              18. Please modify your document to include accounting policies associated with your oil and gas activities and stock based compensation.

                     In response to your comment, we have included accounting policies associated with our oil and gas activities and stock based compensation on page F-7 of the Amended Form 10-QSB for the quarter ended June 30, 2007.

             Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

             Results of Operations for the Six Months Ended June 30, 2007
             ------------------------------------------------------------
             Compared to the Six Months Ended June 30. 2006
             ----------------------------------------------

             19. Please expand your disclosures to discuss the principal source of your revenues and cost of sales. Please clarify if these amounts relate to oil and gas production activities. If true, provide discussion and analysis of your production and sales and the properties and activities they relate to.

                    In response to your comment, we have expanded the disclosures in our Management's Discussion and Analysis to include discussion of the sources of our revenue and cost of sales. Please see page 1 of the Amended Form 10-QSB for the quarter ended June 30, 2007.

             20. Please tell us if you acquired or have otherwise determined the existence of oil and gas reserves.

                    In response to your comment, we have not acquired or determined the existence of oil and gas reserves.



         We believe these responses should be adequate to satisfy your comments. Please let me know if you have any questions.


                                   Sincerely,

                                /s/Michael A. Littman
                                   ------------------
                                   Michael A. Littman

MAL:sw