Form 10QSB/A
period 2007-03-31
USA SUPERIOR ENERGY HOLDINGS, INC.
filed 2008-02-15
CIK 1277575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------


                                   FORM 10QSB/A
                                -----------------


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


As of January 2, 2007, there were 55,360,000 shares of the registrant's sole class of common shares outstanding.


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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                          USA SUPERIOR HOLDINGS, INC.
                         (A Development Stage Company)
                                 Balance Sheets






                                                                                         March 31,         December 31,
                                                                                            2007               2006
                                                                                        (Unaudited)         (Audited)
                                                                                      -----------------   ---------------

ASSETS;
Current Assets:
     Cash                                                                                  $    79,573          $    460
     Accounts receivable, trade                                                                 38,620                 -
     Inventory                                                                                   6,525                 -
     Prepaid expenses                                                                        1,106,870                 -
                                                                                      -----------------   ---------------
     Total Current Assets                                                                    1,231,588               460

Property and Equipment:
     Equipment                                                                                   7,527                 -
     Automobiles                                                                                32,912                 -
     Less accumulated depreciation                                                                (153)                -
                                                                                      -----------------   ---------------
                                                                                                40,286                 -
Other assets:
     Deposits                                                                                    3,209                 -
                                                                                      -----------------   ---------------
                                                                                                 3,209                 -

TOTAL ASSETS                                                                               $ 1,275,083          $    460
                                                                                      =================   ===============


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts Payable                                                                       $    39,821          $     -
    Note payables                                                                               87,917            32,688
                                                                                      -----------------   ---------------

        Total Current Liabilities                                                              127,738            32,688
                                                                                      -----------------   ---------------

 Stockholders Equity (Deficit):
    Common stock, $0.001par value, 150,000,000 shares                                           55,360            31,680
        authorized, 55,360,000 and 31,680,000 shares issued and
        outstanding at March 31, 2007 and December 31, 2006, respectively
    Subscription receivable                                                                    (50,000)                -
    Additional paid-in capital                                                               2,000,522           (12,700)

    Deficit accumulated during development stage                                              (858,537)          (51,208)
                                                                                      -----------------   ---------------
        Total Stockholders' Equity (Deficit)                                                 1,147,345           (32,228)
                                                                                      -----------------   ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                         $ 1,275,083          $    460
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


                       USA SUPERIOR ENERGY HOLDINGS, INC.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                                 March 31, 2007


                                                                                                       Deficit
                                               COMMON STOCK            Additional                    Accum. During     Total
                                                                        Paid-in       Subscription    Development    Stockholders'
                                        # of Shares       Amount        Capital       Receivable        Stage       Equity (Deficit)
                                        -------------   -----------   ------------    ------------   ------------   ---------------


Issuance of common stock
  November 12, 2003, date of inception    22,500,000      $ 22,500     $  (20,000)       $      -     $        -     $    2,500
  Contribution of capital                          -             -            280               -              -            280
Net loss, December 31, 2003                        -             -              -               -           (280)          (280)
                                        ----------------------------------------------------------------------------------------
Balance - December 31, 2003               22,500,000        22,500        (19,720)              -           (280)         2,500
                                        ----------------------------------------------------------------------------------------
Issuance of common stock                   9,180,000         9,180          7,020               -              -         16,200
March 31, 2004, forward split 15:1                 -             -              -               -              -              -
Net loss, December 31, 2004                        -             -              -               -        (13,051)       (13,051)
                                        ----------------------------------------------------------------------------------------
Balance - December 31, 2004               31,680,000        31,680        (12,700)              -        (13,331)         5,649
                                        -------------   -----------   ------------   -------------   ------------   ------------
April 8, 2005, forward split 2:1                   -             -              -               -              -              -
November 2, 2005, forward split 3:1                -             -              -               -              -              -
Net loss, December 31, 2005                        -             -              -               -         (6,215)        (6,215)
                                        -------------   -----------   ------------   -------------   ------------   ------------
Balance - December 31, 2005               31,680,000        31,680        (12,700)              -        (19,546)          (566)
                                        -------------   -----------   ------------   -------------   ------------   ------------
Net loss, December 31, 2006                        -             -              -               -        (31,662)       (31,662)
                                        -------------   -----------   ------------   -------------   ------------   ------------
Balance - December 31, 2006               31,680,000        31,680        (12,700)              -        (51,208)       (32,228)
                                        -------------   -----------   ------------   -------------   ------------   ------------

Forward Split 2 for 1                     31,680,000        31,680        (31,680)              -              -              -
Retirement of shares                     (45,000,000)      (45,000)        45,000               -              -              -

Common stock issued in acquisition        34,000,000        34,000        539,110               -              -        573,110
     adjustment for merger                         -             -        (51,208)              -       (521,902)      (573,110)
Common stock issued for consulting
    services                                 500,000           500        514,500               -                       515,000
Common stock issued for cash               2,375,000         2,375        708,583               -              -        710,958
Warrants issued for cash                           -             -        239,042               -              -        239,042
Subscription receivable                      125,000           125         49,875         (50,000)              -              -
Net loss, March 31, 2007                           -             -              -               -       (285,427)      (285,427)
                                        -------------   -----------   ------------   -------------   ------------   ------------

Balance - March 31, 2007                  55,360,000      $ 55,360     $2,000,522       $ (50,000)     $ (858,537)    $1,147,345
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

In January 2007, the Company instituted a forward split of its common stock on a 2 for 1 basis. The Company issued 31,680,000 shares of its restricted common stock as a result of the forward split.

In January 2007, in connection with the acquisition of USA Superior Energy, the Company issued 34,000,000 shares of its restricted common stock to the holders of all of the common stock of the USA Superior Energy.


In January 2007, an officer and director of the Company surrendered 45,000,000 shares of common stock to the Company. The Company cancelled the shares, at that time.


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



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  CHANGES IN SECURITIES

     The Company made the following unregistered sales of its securities from January 1, 2007 through March 31, 2007.


  DATE OF SALE        TITLE OF SECURITIES     NO. OF SHARES         CONSIDERATION           CLASS OF PURCHASER
  ------------        -------------------     -------------         -------------           ------------------

------------------ -------------------------- --------------- -------------------------------- -----------------------------------

   March 2007      Common Stock                    2,500,000        $1,000,000                 Accredited Investors
                   -----------------------------------------
                   Warrants                        1,250,000
------------------ -------------------------- --------------- -------------------------------- -----------------------------------

     1/12/07       Common Stock                      500,000        Consulting Services        Business Associate
-----------------  -------------------------- --------------- -------------------------------- -----------------------------------
     1/16/07       Common Stock                   34,000,000        Acquisition                USA Superior Energy, Inc.
                                                                                               Shareholders


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