Form 10QSB/A
period 2007-06-30
USA SUPERIOR ENERGY HOLDINGS, INC.
filed 2008-02-15
CIK 1277575

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                  FORM 10QSB/A
                                -----------------
                                 Amendment No. 1

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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------



               USA SUPERIOR ENERGY HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                         June 30,          December 31,
                                                                                           2007               2006
                                                                                        (Unaudited)         (Audited)
                                                                                      -----------------   ---------------

ASSETS;
Current Assets:
     Cash                                                                                $       5,705         $   6,197
     Prepaid expenses                                                                          545,048            48,902
                                                                                      -----------------   ---------------
     Total Current Assets                                                                      550,753            55,099

Property and Equipment:
     Land                                                                                    1,200,000                 -
     Equipment                                                                                  41,527             9,274
     Automobiles                                                                                 5,450                 -
     Less accumulated depreciation                                                                (153)                -
                                                                                      -----------------   ---------------
                                                                                             1,246,824             9,274

TOTAL ASSETS                                                                             $   1,797,577         $  64,373
                                                                                      =================   ==============


LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts payable                                                                     $      48,170         $  92,145
    Notes payable                                                                               30,229                 -
    Note payables, related parties                                                             117,640                 -
                                                                                      -----------------   ---------------

        Total Current Liabilities                                                               196,039                -
                                                                                      -----------------   ---------------
Long-Term Liabiliaties:
    Note payable                                                                               800,000             19,589
                                                                                      -----------------   ---------------
    Total Liabilities                                                                          996,039            111,734
                                                                                      -----------------   ---------------



 Stockholders Equity (Deficit):
    Common stock, $0.001par value, 150,000,000 shares                                           55,360            10,000
        authorized, 555,360,000 and 31,680,000 shares issued and
        outstanding at June 30, 2007 and December 31, 2006, respectively
    Additional paid-in capital                                                               2,000,522           563,210


    Subcription receivable                                                                           -              (100)
    Deficit accumulated during development stage                                            (1,254,344)         (508,737)
                                                                                      -----------------   ---------------
        Total Stockholders' Equity (Deficit)                                                   801,538           (47,631)
                                                                                      -----------------   ---------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                       $   1,797,577         $  64,373
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



               USA SUPERIOR ENERGY HOLDINGS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Equity
                                  June 30, 2007





                                                                                                Deficit
                                                    COMMON STOCK              Additional      Accum. During      Total
                                            ------------------------------
                                                                               Paid-in         Development       Stockholders'
                                             # of Shares        Amount         Capital           Stage           Equity (Deficit)
                                            --------------   -------------   -------------   --------------   -------------------

Issuance of common stock
  November 12, 2003, date of inception         22,500,000        $ 22,500      $  (20,000)     $         -       $   2,500
  Contribution of capital                               -               -             280                -             280
Net loss, December 31, 2003                             -               -               -             (280)           (280)
                                            --------------   -------------   -------------   --------------   -------------
Balance - December 31, 2003                    22,500,000          22,500         (19,720)            (280)          2,500
                                            --------------   -------------   -------------   --------------   -------------
Issuance of common stock                        9,180,000           9,180           7,020                -          16,200
March 31, 2004, forward split 15:1                      -               -               -                -               -
Net loss, December 31, 2004                             -               -               -          (13,051)        (13,051)
                                            --------------   -------------   -------------   --------------   -------------
Balance - December 31, 2004                    31,680,000          31,680         (12,700)         (13,331)          5,649
                                            --------------   -------------   -------------   --------------   -------------
April 8, 2005, forward split 2:1                        -               -               -                -               -
November 2, 2005, forward split 3:1                     -               -               -                -               -
Net loss, December 31, 2005                             -               -               -           (6,215)         (6,215)
                                            --------------   -------------   -------------   --------------   -------------
Balance - December 31, 2005                    31,680,000          31,680         (12,700)         (19,546)           (566)
                                            --------------   -------------   -------------   --------------   -------------
Net loss, December 31, 2006                             -               -               -          (31,662)        (31,662)
                                            --------------   -------------   -------------   --------------   -------------
Balance - December 31, 2006                    31,680,000          31,680         (12,700)         (51,208)        (32,228)
                                            --------------   -------------   -------------   --------------   -------------

Forward Split 2 for 1                          31,680,000        31,680        (31,680)              -              -              -
Retirement of shares                          (45,000,000)      (45,000)        45,000               -              -              -


Common stock issued in acquisition             34,000,000          34,000         539,110                -         573,110

Adjustment or reverse merger accounting                 -               -         (51,208)        (521,902)       (573,110)

Common stock issued for consulting
    services                                      500,000             500         514,500                          515,000
Common stock issued for cash                    2,500,000           2,500         758,458                -         760,958
Warrants issued for cash                                -               -         239,042                -         239,042
Net loss, June 30, 2007                                 -               -               -         (681,234)       (681,234)
                                            --------------   -------------   -------------   --------------   -------------

Balance - March 31, 2007                       55,360,000        $ 55,360      $2,000,522     $ (1,254,344)     $ (801,538)
                                            ==============   =============   =============   =============    =============


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

Oil and Gas Exploration and Development

Oil and gas exploration and development costs are accounted for using the successful efforts method of accounting.

Property Acquisition Costs


Oil and gas leasehold acquisition costs are capitalized and included in the balance sheet caption property and equipment. Leasehold impairment will be recognized based on exploratory experience and management's judgment. Upon discovery of commercial reserves, leasehold costs will be transferred to proved properties.



Exploratory Costs

Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory well costs are capitalized, or "suspended," on the balance sheet pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs will be expensed as dry holes. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made. Once all required approvals and permits have been obtained, the projects are moved into the development phase and the oil and gas reserves are designated as proved reserves.

Development Costs

Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

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

Stock-Based Compensation:

The Company has adopted the provisions of and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 - revised 2004 ("SFAS 123R"), "Share-Based Payment", which replaced Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation", and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees". Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expenses on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested.

During the six months ended June 30, 2007, the Company did not issue or grant any options. On June 30, 2007, the Company had no outstanding options.

Recent Accounting Policies

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

RESULTS OF OPERATION

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six
--------------------------------------------------------------------------------
Months Ended June 30, 2006
--------------------------

The Company recognized $194,335 in revenues from sales of its crude product ($170,714) and its xiom coating product ($23,621) during the six months ended June 30, 2007 and no revenues during the six months ended June 30, 2006. During the six months ended June 30, 2007, the Company incurred costs of sales of $126,423, resulting in a gross profit of $67,912 for the six months ended June 30, 2007. Cost of sales for the six months ended June 30, 2007, included well maintenance and service of $80,827, well enhancement of $16,274, chemicals of $2,619, equipment and supplies of $1,095 and utilities of $14,900.

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





                       USA SUPERIOR ENERGY HOLDINGS, INC.
                                  (Registrant)



Dated: December 7, 2007                    By: /s/G. Rowland Carey
                                              -------------------
                                                 G. Rowland Carey, President