Form 10QSB/A
period 2007-09-30
USA SUPERIOR ENERGY HOLDINGS, INC.
filed 2008-02-15
CIK 1277575

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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                   USA SUPERIOR ENERGY HOLDINGS, INC.
                     (A Development Stage Company)
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)

                                                                                        September 30,     December 31,
                                                                                           2007              2006
                                                                                       (Unaudited)         (Audited)
                                                                                     -----------------   --------------
ASSETS;
Current Assets:
     Cash                                                                                 $    53,591         $  6,197
     Inventory                                                                                    576                -
     Prepaid expenses                                                                         416,655           48,902
                                                                                     -----------------   --------------
     Total Current Assets                                                                     470,822           55,099

Property and Equipment:
     Land                                                                                   1,200,000                -
     Equipment                                                                                 40,296            9,274
     Automobiles                                                                                6,435                -
     Less accumulated depreciation                                                               (153)               -
                                                                                     -----------------   --------------
                                                                                            1,246,578                -

TOTAL ASSETS                                                                              $ 1,717,400         $ 64,373
                                                                                     =================   ==============

LIABILITIES & STOCKHOLDERS' EQUITY:
Current Liabilities:
    Accounts payable                                                                      $    53,275         $ 92,145
    Accrued expenses                                                                          175,217                -
    Notes payable                                                                              52,740                -
    Note payables, related parties                                                            119,277                -
                                                                                     -----------------   --------------
        Total Current Liabilities                                                             400,509           92,145
                                                                                     -----------------   --------------
Long Term Liability:
    Note payable                                                                              800,000           19,589
                                                                                     -----------------   --------------
          Total Liabilities                                                                 1,200,509          111,734

 Stockholders Equity (Deficit):
    Common stock, $0.001par value, 150,000,000 shares                                          55,360           10,000
        authorized, 55,360,000 and 31,680,000 shares issued and
        outstanding at June 30, 2007 and December 31, 2006, respectively
    Additional paid-in capital                                                              2,000,522          563,210
    Subcription Receivable                                                                          -             (100)
    Deficit accumulated during development stage                                           (1,538,981)        (508,737)
                                                                                     -----------------   --------------

        Total Stockholders' Equity (Deficit)                                                  516,901          (47,631)
                                                                                     -----------------   --------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                        $ 1,717,410         $ 64,373
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

                                                                                            Deficit
                                                  COMMON STOCK             Additional       Accum. During     Total
                                           ----------------------------
                                                                            Paid-in         Development       Stockholders'
                                           # of Shares       Amount         Capital          Stage           Equity (Deficit)
                                           -------------   ------------   -------------   -------------   -------------------

Issuance of common stock
  November 12, 2003, date of inception       22,500,000       $ 22,500      $  (20,000)    $         -       $   2,500
  Contribution of capital                             -              -             280               -             280
Net loss, December 31, 2003                           -              -               -            (280)           (280)
                                           ------------    -----------    ------------    ------------    -------------
Balance - December 31, 2003                  22,500,000         22,500         (19,720)           (280)          2,500
                                           ------------    -----------    ------------    -------------   -------------
Issuance of common stock                      9,180,000          9,180           7,020               -          16,200
March 31, 2004, forward split 15:1                    -              -               -               -               -
Net loss, December 31, 2004                           -              -               -         (13,051)        (13,051)
                                           ------------    -----------    ------------    -------------   -------------
Balance - December 31, 2004                  31,680,000         31,680         (12,700)        (13,331)          5,649
                                           -------------   ------------   -------------   -------------   -------------
April 8, 2005, forward split 2:1                      -              -               -               -               -
November 2, 2005, forward split 3:1                   -              -               -               -               -
Net loss, December 31, 2005                           -              -               -          (6,215)         (6,215)
                                           -------------   ------------   -------------   -------------   -------------
Balance - December 31, 2005                  31,680,000         31,680         (12,700)        (19,546)           (566)
                                           -------------   ------------   -------------   -------------   -------------
Net loss, December 31, 2006                           -              -               -         (31,662)        (31,662)
                                           -------------   ------------   -------------   -------------   -------------
Balance - December 31, 2006                  31,680,000         31,680         (12,700)        (51,208)        (32,228)
                                           -------------   ------------   -------------   -------------   -------------

Forward Split 2 for 1                        31,680,000        31,680        (31,680)              -              -              -
Retirement of shares                        (45,000,000)      (45,000)        45,000               -              -              -


Common stock issued in acquisition           34,000,000         34,000         539,110               -         573,110
                                                                               (51,208)       (521,902)       (573,110)
Common stock issued for consulting
    services                                    500,000            500         514,500                         515,000
Common stock issued for cash                  2,500,000          2,500         758,458               -         760,958
Warrants issued for cash                              -              -         239,042               -         239,042
Net loss, September 30, 2007                          -              -               -        (965,871)       (965,871)
                                           -------------   ------------   -------------   -------------   -------------

Balance - September 30, 2007                 55,360,000       $ 55,360      $2,000,522     $(1,538,981)      $ 516,901
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