Form 10-K
USA SUPERIOR ENERGY HOLDINGS, INC.
filed 2008-05-16
CIK 1277575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____ TO ____

USA SUPERIOR ENERGY HOLDINGS, INC.
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

NEVADA	333-117114	30-0220588
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employe Nubmer)

1726 Augusta Drive, Suite 105, Houston, Texas 77057
-------------------------------------------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 832-251-3000
------------------

Securities Registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.001 par value                                  Over The Counter Bulletin Board
(Title of Class)                                                      (Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |  | No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | _| No | X |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer |_|                                                       Accelerated filer |_|
  Non-accelerated filer |_|       (Do not check if a smaller reporting company)
  Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_|  No |X|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of the close of trading on May 15, 2008, there were 56,160,000 common shares issued and outstanding, 27,244,706 shares of which were held by non-affiliates.  As of close of trading on June 29, 2007, there were 54,860,000 common shares issued and outstanding, 27,244,706 shares of which were held by non-affiliates. As of close of trading on June 29, 2007, the  aggregate market value of the common shares held by non-affiliates of the registrant was $12,672,800, based on the closing price of $0.62.

DOCUMENTS INCORPORATED BY REFERENCE

None.

-  -

TABLE OF CONTENTS

PART I

Item 1.                            Description of Business

Item 2.                            Description of Properties

Item 3.                             Legal Proceedings

Item 4.                            Submission of Matters to a Vote of Security Holders

PART II

Item 5.                            Market for Registrant’s Common Equity, Related Stockholder Matters and IssuerPurchases of Equity Securities

Item 6.                            Selected Financial Data

Item 7.                            Management’s Discussion and Analysis of Financial Condition and Results ofOperations

Item 8.                            Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and FinancialDisclosure

Item 9A.                            Controls and Procedures

Item 9B. Other Information

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

Item 13.                            Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accounting Fees and Services

PART IV

Item 15.                            Exhibits, Financial Statement Schedules

SIGNATURES

-  -

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events or our future financial performance.  In some cases,  you can  identify forward-looking  statements  by  terminology  such as "may,"  "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential,"  or "continue," or the negative of these terms or other  comparable terminology.  These statements are only predictions  and may involve known and unknown  risks,  uncertainties  and other  factors,  including  the risks in the section  entitled "Risk  Factors Relating to the Company and its Business,"  that may cause the Company’s or its industry's  actual results,  level  of  activity,  performance  or  achievements  to be  materially different  from  any  future  results,   levels  of  activity, performance or achievements expressed or implied by these forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable  law, including the securities  laws of the United States,  the Company does not intend to update any of the  forward-looking  statements  to conform  these  statements to actual results. The Company qualifies all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

In particular, this Form 10-K contains forward-looking statements pertaining to the following:

·	oil and natural gas production levels;

·	capital expenditure programs;

·	the estimated quantity of oil and natural gas reserves;

·	projections of market prices and costs;

·	supply and demand for oil and natural gas;

·	expectations regarding the ability to raise capital and to continually add to reserves through acquisitions, exploration and development;

·	treatment under governmental regulatory regimes;

·	drilling plans; and

·	oil and gas reserve life.

The actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-K:

·	our ability to continue as a going concern;

·	our limited history of operations;

·	our need for additional external funding;

·	volatility in market prices for oil and natural gas;

·	liabilities inherent in oil and natural gas operations;

·	uncertainties associated with estimating oil and natural gas reserves;

·	competition for, among other things, capital, acquisitions of reserves, undeveloped lands and skilled personnel;

·	geological, technical, drilling and processing problems; and

·	the other factors discussed under “Risk Factors.”

These factors should not be considered exhaustive.

These forward-looking statements are made as of the date of this Form 10-K and we assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

As we are deemed a “penny stock issuer” within the meaning of the Securities Act and the Exchange Act, we are currently ineligible to rely on the safe harbor provisions of the Securities Act and the Exchange Act relating to forward-looking statements.  However, once we are no longer a “penny stock issuer,” we expect to be eligible to, and we intend to, rely on such safe harbor provisions.

-  -

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

USA Superior Energy Holdings, Inc. (the “Company”) operates in the energy industry, focusing on acquiring, owning, operating and applying enhanced oil recovery (“EOR”) techniques to existing shallow fields of oil and gas.  The Company performs complete workover and stimulation services in these existing fields to restart or substantially increase production. It utilizes state-of-the-art workover and shallow-well drilling techniques in these fields including new and innovative technologies under development by the Company.  These new technologies include specialized shallow-well cased hole horizontal drilling (“CHHD”) and nitrogen (“N2”) injection which will be utilized to increase production volumes and reserve recoverability from the Company’s projects. Currently, the Company is involved in developing, owning and operating energy projects and prospects in East, Central and South Texas and currently has active projects and prospects in Bastrop, Caldwell, Navarro and Zavalla counties. These fields are known as the Bateman Project in Bastrop and Caldwell Counties (comprised of the Bateman Field and part of the adjacent Dale McBride Field), the Benton Field in Navarro County and the Del Monte Prospect in Zavalla County.

During 2007 the Company continued work to prepare its shallow-well EOR projects and prospects for further development.  In January 2007, the Company completed a reverse merger into a public company to improve its access to the capital markets, acquired the Bateman Project and raised $1,000,000 of additional capital in a private placement of common stock and warrants.  The Company began its second phase productivity improvement program in the Bateman Project completing workover, initial repairs and paraffin treatment on approximately 21 wells of the total 8 existing wells in this project by year end.  Monthly production has increased from the Bateman Project to over 1,000 barrels in April, 2008.  The Company intends to complete its second phase of productivity improvement program in the first half of 2008 re-working and repairing a total of approximately 75 wells and plans to begin drilling additional development wells and utilizing CHHD and N2 treatment techniques in the Bateman Project during the second half of 2008.

As of December 31, 2007, management has estimated from geological and existing field data that the Company’s estimated total proved oil reserves in the Bateman Project are 445,000 Bbls, with undiscounted Future Net Revenues of $19 million and a discounted Net Present Value of $3.8 million. Approximately 44% of Bateman’s proved reserves were classified as proved developed and the Company maintains operational control over essentially all of the Bateman Project’s proved reserves.

Management believes that the Bateman Project has significant additional EOR development potential.  Since its discovery in 1982, the Bateman Field has produced in excess of 800,000 barrels of oil through end of 2006, solely using primary production methods. Management estimates that the current 88 wells in the Bateman Project have produced less 6% of the oil in place from less than 150 acres of the 1,200 acre project under these primary production methods. Following completion of the productivity improvement program, the Company’s expects to begin advanced EOR operations in the second half of 2008 which will involve applying CHHD and N2 techniques to approximately 35 wells including the drilling of approximately 12 completely new wells in the Bateman Project.  Upon successful completion of phase two the Company intends to expand drilling activities and has identified another 25 prospective drilling locations within the Bateman Project for development in 2009.  The timing and extent of the anticipated phases two and three of the Bateman Project are dependent upon the levels of cash flow realized and sustained from phase one and the securing of additional development capital by the Company.

Management also believes that the Benton Field has significant EOR development potential and the Del Monte Prospect may hold large amounts of gas and some meaningful amounts of oil.  Assessment of proven reserves from the Benton Field and Del Monte Prospect are not expected to begin until late 2008.  The Company has developed and completed a four well EOR test project in the Benton Field but is not currently producing from the Benton Field at this time.  Management is waiting to expand its EOR operations upon the anticipated renewal of its lease on the Benton Field and obtaining additional capital for EOR development operations.  The Del Monte Prospect’s lease expires at the end of 2008 unless extended.  The Company has prepared an initial drilling site and anticipates drilling its first well in the Del Monte Prospect by year end pending raising sufficient capital for the test well or a joint venture with an industry partner.

The Company’s corporate office is located at 1726 Augusta Drive, Suite 105, Houston, Texas 77057, USA (telephone 832-251-3000). The Company’s common stock is traded on the NASDAQ bulletin board under the symbol “USSU.OB” and on the Frankfurt Stock Exchange under the ticker “F2S“.

RECENT CORPORATE DEVELOPMENTS

On January 16, 2007, USA Superior Energy, Inc. (a Delaware company incorporated on October 27, 2005, “USA Superior”) and Comlink Communications Company (a Nevada company incorporated on November 12, 2003, “Comlink”) consummated a reverse merger in which the shareholders of USA Superior agreed to receive shares of common stock of Comlink in exchange for 100% of the issued and outstanding shares of USA Superior.  Immediately following the merger, USA Superior’s former stockholders held approximately 59% of Comlink’s issued and outstanding common shares. Concurrent with the merger, USA Superior’s executive management and directors assumed control and responsibility for Comlink’s activities and its strategic direction.  Comlink’s name was changed to USA Superior Energy Holdings, Inc. concurrent with the merger.

CORPORATE OPPORTUNITY

International demand for oil is expected to continue rising as emerging markets develop their economies across the globe. This growth, coupled with a dwindling supply of traditional recoverable oil sources, is anticipated to continue driving oil prices to historic high levels throughout 2008 and beyond.  With today’s oil prices reaching historic highs (over $126 a barrel on May 13, 2008) margins have increased significantly in the Company’s EOR business.  Higher margins, lower costs and improved recovery technologies have all combined to create a very favorable environment for the Company’s strategy of rejuvenating previously discovered, poorly exploited, abandoned or low volume and historically marginal oil fields.

All across the United States large volumes of oil have been left in shallow-well reservoirs at depths ranging from approximately 300 feet to 6,000 feet. At historically lower oil prices it was not cost effective to attempt to remove these volumes of oil, especially in shallow tight reservoirs, heavy oil sands, and small marginal reservoirs.  Because of poor historical economics many of these shallow-well fields have not been fully developed and have seen significant production declines since they were first discovered.  Significant improvements in oil recovery and production technologies, including the development of the CHHD and N2 technologies, have reduced workover and production costs and improved the volumes of oil that can be recovered from these types of fields.  The Company expects to be able to continue to grow its reserve base and production volumes through cost-effective re-development and EOR operations in its existing projects and the acquisition and/or joint venture of working interests in other shallow-well fields.

CHHD is an extension of the highly successful direction drilling techniques developed and increasingly utilized by the oil and gas industry over the past 20 years to significantly increase the communication from the wellbore to the fluids in the reservoir.  The high cost of conventional directional or horizontal drilling techniques can be prohibitive for many shallow-well, historically marginal oil fields.  CHHD utilizes highly portable, truck mounted drilling units that can be operated in both new or existing cased wellbores to drill multiple horizontal wells.  This may achieve production results similar to larger, significantly more expensive and time consuming directional drilling techniques.  The Company is currently conducting workover and recompletion operations in the Bateman Project and intends to apply CHHD technology to enhance production from this project in the second half of 2008.

N2 injection is a production technique that substitutes nitrogen for carbon dioxide (“CO2”)  or water in larger, more conventional and significantly more expensive EOR projects.  N2 can be directly filtered from air in a non-cryogenic process in skid-mounted production units that can be easily transported and configured for the specific requirements of individual injection/production wells.  This results in a significantly lower investment and operating costs for N2 EOR production facilities as compared to more traditional CO2 facilities which makes them highly economic for the Company’s shallow-well oil projects.  The Company has conducted extensive testing and development of these N2 EOR techniques in the Benton Field.

The Company’s management is highly qualified with significant experience in acquiring oil and gas properties, finding and drilling for oil and gas, and with oil and gas completion and production operations, including the development and application of EOR technologies.

STRATEGY

The Company’s primary business strategy is to utilize EOR techniques and new technologies to expand and re-develop existing shallow-well oil fields that have experienced significant declines in primary production from the existing or initial development wells.  The key elements of this strategy include:

1.	Acquire and joint venture operating working interests in existing proven shallow-well oil and gas fields

2.	Rework existing wells with the latest low-cost workover, stimulation and EOR technologies, including CHHD and N2 injection techniques, to accelerate production and maximize reserve recovery

3.	Drill new wells to further develop the existing fields, again utilizing CHHD and N2 injection techniques where applicable, to maximize production and reserve recoveries

4.	Drill or test potential new and/or by-passed production zones, identifying additional oil and gas reservoirs in Company fields that may have been uneconomic during periods of lower oil and gas prices

PRIMARY AND ENHANCED OIL RECOVERY

When an oil reservoir is initially produced, the natural pressure found underground is often the primary force which drives the oil out of the ground.  This primary production is called the natural “flow” or “pump”. Primary production typically produces 10% to 40% of the oil found in the reservoir, potentially leaving 60% to 90% of the oil still in the ground. The differences in production results from primary recovery are dependent on the pressure, viscosity of the fluids and the porosity and permeability of the rock formation. The deeper a reservoir is, the greater the pressure pushing down on the rock.  Rock formations with high porosity (holes within the rock which can be filled with fluid) and high permeability (the connectivity between and friction within those holes) allow oil to flow more easily and rapidly. Deep, high pressure reservoirs, with high permeability and porosity and thin low-viscosity oil allow greater amounts of the oil in ground to be initially produced from primary production. Conversely, shallow, low pressure, tight, low permeability and low porosity rock, or thick highly viscous oil reduces the volumes that can be recovered from primary production sometimes leaving as much as 90% of the original oil in place.

After primary production, a fluid or gas is often injected into the ground, under pressure, to help artificially pressurize and pump additional oil out of the reservoir.  This is called secondary or tertiary production.  Primary and secondary production can produce from 40% to 80% of the original oil in the reservoir. In the past, only large oil and gas companies had the expertise and financial resources to pursue high-cost secondary and tertiary EOR projects.

Use of Cased Hole Horizontal Drilling for Enhanced Oil Recovery

CHHD is a new and emerging EOR technology designed to increase oil production from both new and existing wells.  A potential substitute for traditional horizontal drilling, CHHD creates a passage for oil to flow more freely from the surrounding rock into the production tubing at costs as low as 5% of traditional horizontal drilling.  The technology permits the drilling of multiple small horizontal holes from within the casing which passes through the production zone at depths down to 5,000 feet.  In a conventional vertical well the formation can only drained from fractures intersecting or in close proximity to the wellbore and its immediate drainage area.  The primary benefits of CHHD are:

•	Improves connectivity of the wellbore to the producing formation
•	Enhances drainage area of well
•	Bypasses skin or formation damage around wellbore from drilling fluids, concrete and chemicals
•	Decreases pressure draw down, distributes pressure evenly over a greater area
•	Increases production and injection rates
•	Transforms old marginal wells into economic producers
•	Lowers drilling and treatment costs and increases efficiencies of specialized formation treatments

The CHHD units the Company intends to use in its EOR operations are generally highly portable small truck, skid or trailer mounted coil tubing units and can be obtained from any of several fabricators in the United States.  These units are capable of making a 90 degree bend inside the casing and drilling multiple one inch diameter horizontal holes in a radial pattern at distances of up to 300 ft from the wellbore.  The units have a small drill bit jet at the end of the tubing that cuts the hole into the production formation.  The units also consist of a down hole rotating shoe which allows the orientation of holes to specific compass directions and permits the reentry of previously drilled horizontal holes.  CHHD can reduce the time required to drill a series of horizontal holes by as much as 40 to 60%.  These units are capable of using downhole telemetry including a camera to observe drilling as it takes place and gamma ray/ neutron logging tools to precisely spot the best zone for the drilling of the horizontal holes.

Use of Nitrogen Injection for Enhanced Oil Recovery

Nitrogen, an inert gas, can be used in lieu of, or in addition to, more traditional CO2 or water floods as a means to force oil out of reservoirs in amounts beyond primary production.  Pressurized nitrogen can be either dispersed across an entire field causing an increase in reservoir pressure thereby effecting a number of wells simultaneously, or dispersed to individual wells displacing and re-pressurizing trapped oil around the wellbore. Applying nitrogen to pressurize reservoirs and wellbores has several advantages. Nitrogen is inert to most mineral and rock conditions and will not adversely harm the formation, unlike water which can “expand and jam up” water sensitive clays within some producing reservoirs thereby reducing the flow capacity of the formation. Unlike CO2, nitrogen is inert and will not mix with the water in a wellbore to create an acid that may damage steel casing and production tubing.  Nitrogen is an environmentally friendly (any spillage of nitrogen gas is inefficient but uneventful) and readily available gas (approximately 78% of the Earth’s atmosphere consists of nitrogen) for use in pushing oil through a reservoir to the production wells.  Nitrogen has been in use in the oil and gas industry for over 20 years.  Industry experience has demonstrated a two to four-fold increase in production with only slight increases in water production at N2 usage of 1 to 4 MCF for each barrel of oil produced.

Company’s Use of Nitrogen Injection and CHHD

The Company’s management has extensive industry experience in N2 and CHHD operations.  Beginning in the fourth quarter of 2005, the Company began the use of N2 to stimulate the Benton Field.  In the Benton reservoir N2 acted to increase pressure in the shallow water sensitive formation of the Benton Field thereby increasing the efficiency and volume of oil and water a well produces.  N2 is used to increase the pressure within the formation through a series of injection wells thereby forcing greater volumes of oil into the wellbore of a production well.  Currently the Company has been venting N2 produced from its wells back into the atmosphere. In the future, the Company plans to separate the N2 at recovery and recompress it for re-injection into the reservoir, further reducing costs and increasing EOR efficiencies.

Recent Company Testing of Nitrogen Injection

In early 2008, the Company experienced a 200% plus increase in oil production from an existing oil well in the Bateman Project during a cyclic N2 injection test of the EOR techniques developed by the Company. This testing consisted of injecting a volume of N2 into existing perforations in a specific well. Prior to this test, the well was producing a small volume of fluids consisting of 5% oil and 95% water. For the first three days after the test, the well pumped 100% oil before the N2 pressure depleted, representing a sizeable increase in potential oil production from the test well.

The Company feels these results are indicative of the oil production potential that a N2 injection program implemented across the field may produce. A third party engineering report estimates that existing wells in the Bateman Field have only produced 6% of the original oil in place from primary production with 90 to 95% remaining to be produced through secondary and tertiary methods. This report also calculates that existing individual wells are only draining approximately 2 acres of the formation.  In the Bateman Field existing well spacing is 7.5 acres implying that it may be possible to drill an additional two to three wells for each current well in the field Company estimates indicate that an N2 injection program, in addition to horizontal enhancements, may be able to produce an additional 15 to 30% of the oil still left in the ground.  The Company has just begun to utilize these EOR technologies to increase production from its existing wells but expects similar results to the test described above once the enhancement technologies can be fully employed in increasing production from its existing fields.

Availability of Portable Nitrogen Generators

Skid mounted molecular sieve N2 generating units can be easily transported, configured and located onsite immediately adjacent to a well that has demonstrated characteristics that would benefit from N2 injection. There are currently four manufacturers of N2 generating equipment suitable for the type oilfield applications contemplated by the Company.  Typically these units have been manufactured for food storage, transportation and preservation and carbonation.  More recently they have been used in the control, containment and extinguishment of coal fires.  Management estimates that individual N2 generating units will service about 4-5 wells and that costs to produce N2 at the well site are estimated to be $4.00 to $8.00 per thousand cubic feet.

The Company holds an 80% interest in a joint venture, Superior Skyrider, LLC ("Superior Energy"), a Delaware Limited Liability Company, with IGS Generon, Inc. (“Generon”).  This joint venture allows the Company to utilize Generon’s portable N2 generating equipment and expertise to implement gas injection EOR programs on favorable terms. In addition this joint venture includes an agreement to distribute Generon’s proprietary coating technologies for other oilfield applications.

COMPANY PROJECTS

The Company is currently involved in the following projects.

Bateman Project

In March of 2007, the Company acquired 88 wells located on 1,212 acres of land in Bastrop and Caldwell Counties between Houston and San Antonio, Texas.  The Bateman Project is typical of the Company’s target prospects with a shallow field depth between 2,400 to 2,600 feet. The Company is currently conducting workover and recompletion operations in the Bateman Project and anticipates implementing a cased hole drilling program to enhance production from this project in the second half of 2008. Once all the wells are reworked and treated for paraffin control and the cased hole drilling program is implemented, the Company believes that field production will increase to approximately 2,000 barrels of oil per month from the existing 88 wells. An independent third party reserve report of the Bateman Project prepared by Cathedral Resources, estimated, as of December 31, 2007, 194,372 net barrels of oil of proved developed producing reserves, an undiscounted future net revenue of $7.9 million and a net present value of $1.9 million. Cathedral’s report showed 250,651 net barrels of oil of proved undeveloped reserves, an undiscounted future net revenue of $11.1 million and a net present value $1.9 million.  Production cash flows have been discounted at 10% using a flat price of oil of $88.45 at year end.  Total proven reserves in the Bateman Project are estimated at 445,023 net barrels of oil with an undiscounted future net revenue of $19.0 million dollars and total net present value of $3.8 million dollars.

Recent Developments

In November and December of 2007, the Company began a two phase productivity improvement program in the Bateman Project. The first phase, known as the renovation/repair phase, the Company used traditional workover rigs to renovate each approximately 21 wells by replacing worn pumps, old values, leaky tubulars and other individual well parts.  The second phase consists of paraffin control to treat each well in this project with a proprietary mixture of solvent and paraffin mobilizer. Paraffin is detrimental to oil production due to its clogging up the oil formation thereby reducing or blocking the oil flow into the wellbore as well as clogging the pumps in the wellbore causing excessive repair and workover expenses.

In January and February of 2008, the Company reworked or renovated 37 more wells in the Bateman Project. While the Company previously expected to rework five to seven wells per week, the Company has current plans to retreat 7 of these 37 treated wells in the immediate future and the other 30 previously treated wells by mid-2008. The Company anticipates that results from the treatment of the first 37 wells to positively impact its ability to raise the capital necessary to complete the renovation and treatment the remaing wells in the project.

On March 11, 2008, the Company announced a financing arrangement with an oil purchasing customer that will allow for immediate payment for barrels delivered. By receiving cash upon delivery of barrels, the Company is able to accelerate cash flow and investment in enhancement efforts in the Bateman Project.

Production

Month	Quarterly Production (Gross Barrels)

First Quarter 2007                                                      1,509
Second Quarter 2007                                                                3,036
Third Quarter 2007                                                      820
Fourth Quarter 2007                                                      600
First Quarter 2007                                                      1,844

During March 2008, the Company sold its production for an average price in excess of ninety one dollars per barrel ($91.00/Bbl).

Project Strategy and Costs

The Company intends to continue implementing the current workover program at a total estimated capital cost of approximately $400,000. Once this workover is complete, the Company intends to implement a cased hole drilling program in approximately 35 older wells at a projected cost of approximately $1.3 million.  If the workover program and CHHD is successful, the Company, assuming it has the additional capital, anticipates additional drilling of approximately 25 new locations at an estimated total additional capital expenditure of approximately $7,200,000. Based on existing drilling, production and geological records, the Company believes the Bateman Project may support in excess of 110 producing wells.  This excludes additional acreage and more sophisticated EOR methods which the Company may utilize in the future to optimize the field.

Benton Field

In June 2005, USA Superior entered into a lease agreement for the Benton Field in Navarro County, Texas to develop a 188 acre oil field workover stimulation project. This very shallow (300-400 feet) oil rich reservoir which was discovered twenty years ago. These types of fields, many of which were discovered between the 1960’s and 1980s, were uneconomic using antiquated production technologies with little additional development.

At its time of discovery in the 1980’s, the Benton Field reservoir lacked sufficient pressure to flow the oil underground, so the field was abandoned within two years of discovery. Originally, eight wells were drilled, completed and put on pump to produce the oil sand. However, low pressure in the reservoir pushed the oil to the pumping wells at a very slow rate producing just 200 barrels of oil over a two-year period. Since the project was then uneconomic, the wells were abandoned and plugged.

In 1983, after a truckload of nitrogen was pumped in an injector well, a two well Nitrogen test on the eight well lease yielded promising results. The offsetting producing well produced 47 barrels of oil the first day, 45 barrels on the second day but the nitrogen pressure was depleted by the third day. While having positive results investors decided not to put in the nitrogen injection system due to the high cost of nitrogen generation and the low oil cost at that time.  The wells were plugged without producing any oil.

Project Strategy and Costs

The Company is redeveloping the Benton Field as an enhanced recovery project, planning to use nitrogen gas to pressurize the reservoir and push oil from the injector well to the producers. Currently, only 12 acres of the 200 acres leased have been developed on two acre spacing, but the Company anticipates an initial development of 66 additional wells. The cost per well is estimated to be approximately $40,000. nitrogen will be produced at the well-site using portable nitrogen generators that extract the nitrogen from the atmosphere. Although all four pilot wells are currently completed and production facilities are in place, management is waiting to expand the Company’s EOR operations upon the anticipated renewal of its lease on the Benton Field and obtaining additional capital for EOR development operations.

Del Monte Prospect

In October 2005, USA Superior entered into a lease agreement to drill the Del Monte Prospect on a 331 acre tract of land in Zavalla County, Texas. Producing fields in this area were discovered beginning in the 1960s and through the 1980's with little development since that time. The fields were caused by the intrusion of large masses of volcanic rock which caused structural traps or bumps where oil and gas have been captured.  The volcanic rock has much larger amounts of iron causing a tighter permeability than the surrounding sedimentary rocks. Airborne magnetic surveys have been flown over much of the county, the result being the identification of over 14 anomalous "high iron masses" that have not been drilled, one of which is the Del Monte Prospect. The proven reservoirs buried under such volcanic structures offer large potential amounts of gas and some reasonable amounts of oil. Due to the tighter permeability of the formation, this project can benefit from horizontal laterals.

Recent Developments

In early December 2007, the Company renegotiated its “Rust Lease” in Zavalla County, Texas lease. A geochemical survey done on the Del Monte Prospect in 2007 by Geochemical Exploration Services, Inc., indicated a strong probability of oil, gas and/or condensate. The Company recently has prepared its first drilling site on the Del Monte Prospect and is seeking joint venture partners to drill the first well in the later half of 2008. The cost of this first well is estimated to be $350,000. Assuming successful completion of the first well, up to four additional wells may be drilled over the 333 acres prospect. Unless a well has been drilled and the acreage held by production or the lease renegotiated, the Company’s lease on this acreage will expire in November 2008.

MERGER OF JANUARY 2007

The Company entered into an Agreement and Plan of Merger on January 16, 2007 (the “Merger”), with the stockholders of USA Superior Energy, Inc. a Delaware Company incorporated on October 28, 2005 ("USA Superior"), and USAS Acquisitions, Inc. ("USAS"), the wholly-owned subsidiary of the Company. USA Superior was merged into USAS, and became the Company’s wholly-owned subsidiary. Pursuant to the Merger, the stockholders of USA Superior were issued a total of 34,000,000 shares of the restricted common stock of the Company in exchange for 100% of the total issued and outstanding shares of the common stock of USA Superior. Prior to the Merger, the Company attempted to market two-way radio communication equipment over the internet and did not operate or have any interests in the energy industry.  Comlink had no commercial or financial relationship or shareholders, officers or directors in common with USA Superior.

Through the Merger, the Company acquired USA Superior’s two lease agreements (188 acres in Navarro County, Texas, and 331 acres in Zavalla County, Texas), and its 80% interest in its joint venture with the Generon Division of Innovative Gas Systems, Inc. ("IGS Generon"), a producer of custom designed Nitrogen and instrument air membrane generator units. In addition, the Company acquired USA Superior’s distribution agreement with Xiom Corporation (Xiom) to distribute Xiom's patented coatings technology in Texas, Oklahoma and Louisiana for oil field use.

COMPETITION

The oil and gas exploration and production segment of the energy industry consists of about 7,000 companies with a combined annual revenue of $260 billion. This segment of the industry is fragmented with the largest ten percent of the companies generating only sixty percent of industry revenues. This industry segment does not include the transmission, refining, or retailing of petroleum products.

There are a large number of companies and individuals engaged specifically seeking post-primary recovery prospects; accordingly, there is a high degree of competition for desirable properties. This demand will continue to increase as long as oil prices remain at their all-time highs, making secondary recovery methods more economically beneficial. Many of the companies and individuals so engaged have substantially greater technical and financial resources than the Company.

The competitive landscape of this industry segment has ebbed and flowed over the decades as the price of energy has done likewise. Demand has always been driven by global economic activity, population growth and energy efficiency in the developed world. Profitability of companies in this segment is driven by the success rate of new wells, the ability to increase production of new wells, the price of energy and access to capital and talent. Small companies compete by focusing on a few geographic areas and technology and continuing to develop their expertise within those areas.

MARKETS

The availability of a ready market for oil and gas production depends on numerous factors beyond the control of the Company, including the proximity and capacity of refineries and pipelines, and the effect of state regulation of production and federal regulation of products sold in interstate commerce. The market prices of oil and gas are volatile and beyond the control of the Company. Although oil and gas prices have increased dramatically in the past four years, they have done so with substantial fluctuation, seasonally and annually.

Generally, there are a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells.  In the event that producing gas properties are not subject to purchase contracts, or when such contracts terminate without other parties purchasing the Company's gas production, there is no assurance the Company will be able to enter into purchase  contracts with other  transmission  companies or purchasers of natural  gas. There is also no assurance regarding the price which such purchasers would be willing to pay for the gas. Presently, there is an oversupply of gas in certain areas of the marketplace due to pipeline capacity that’s extent and duration is hard to forecast. Such oversupply may result in restrictions of purchases by principal gas pipeline purchasers.

Major products of the oil and gas exploration and production industry are crude oil and natural gas.  Each represent close to fifty per cent of industry revenue. About eighty percent of the industry’s revenue is from large offshore formations and twenty percent of the revenue comes from land based wells. Since the first U.S. well was drilled in 1858, there have been hundreds of thousands of wells drilled with about 30,000 – 50,000 wells currently being drilled per year.

The Company focuses on acquiring and joint venturing projects by controlling mineral rights, leased acreage and/or owning acreage, generally with existing wells and proven reserves in shallow fields. The wells in these fields generally require “workovers” as it is referred to in the industry. During the workover, our program includes pulling pumps and tubulars, analyze for holes in tubulars, steam clean all tubing, rods, etc. for elimination of any existing paraffin, steam clean wellhead, flow lines, etc., repair check valves, replace any worn pumps with new brass pumps, replace worn tubing, rods, stuffing box rubbers, tube guides, motors, and repair pump jack gear boxes as well as treat for paraffin with diesel and nitrogen. By using these workover methods along with current leading edge workover and EOR technologies, existing and new wells drilled on its project acreage can achieve substantial production increases versus and at a low capital costs.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

In the United States, the exploration, development, production and sale of oil and natural gas are extensively regulated at both the federal and state levels, particularly with respect to pricing, allowable rates of production, marketing and environmental matters. Additional regulation of the oil and gas industry could have an adverse effect on the operations of the Company through the potential significant increases in capital expenditures necessary to develop the property of the Company in the future while remaining in compliance with new statutes and regulations.

Government Regulation

Governmental regulations in the oil and gas industry include requiring permits for drilling wells; maintaining prevention plans; submitting notification and receiving permits in relation to the presence, use and release of certain materials incidental to oil and natural gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandoning of wells and the transporting of production.   Also, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and natural gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply.

State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning wells. In addition, Texas and other states in which we intend to conduct operations, have conservation laws that govern the number of wells which may be drilled in a unit, pooling of oil and natural gas properties, establish maximum rates of production from oil and natural gas wells, generally limit the venting or flaring of natural gas, and impose certain requirements regarding the ratable purchase of production. In general, these laws are designed to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir. The effect of these regulations is to limit the amounts of oil and natural gas that the Company can produce and the number of wells or the locations at which we can drill.

Tax Laws

Our operations, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect our future tax liability. Pursuant to Executive Order Number 12287, issued January 28, 1981, President Reagan lifted all existing federal price and allocation controls over the sale and distribution of crude oil and natural gas liquids.  Executive Order Number 12287 was made effective as of January 28, 1981, and consequently, sales of crude oil and natural gas liquids after January 27, 1981 are free from federal regulation.  The price for such sales and the supplier-purchaser relationship will be determined by private contract and prevailing market conditions.  As a result of this  action,  oil which  may be sold by the  Company  will be sold at deregulated  or free  market  prices.  At various times, certain groups have advocated the reestablishment of regulations and control on the sale of domestic oil and gas, and have advocated the reimposing of "windfall profits" taxes, which have in the past negatively affected the economic viability of oil and gas properties. The impacts of any such new regulation or taxation are certain to be negative on the Company.

Proposed or Potential Legislation

Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Inasmuch as new legislation affecting the oil and natural gas industry is commonplace, and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with these laws and regulations. Such proposals and executive  actions  involve,  among other  things,  the  imposition  of land use controls such as prohibiting  drilling  activities on certain  federal and state lands in roadless wilderness areas. At present, it is impossible to predict what proposals,  if any,  will  actually be enacted by Congress or the various  state legislatures  and what  effect,  if any,  such  proposals  will  have.  However, President Clinton's establishment of numerous National Monuments by executive order has had the effect of precluding drilling across vast areas.

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

Environmental Matters

All operations by the Company involving exploration, development, and future production of oil and natural gas are subject to various extensive and developing federal, state and local laws and regulations relating to environmental quality and pollution (air, stream and fresh water sources, odor, noise, dust) control, health and safety matters; petroleum; chemical products and materials; and waste management as discussed below. Such laws and regulations can substantially increase the costs of exploring, developing, installing and operating of oil and natural gas wells, and may prevent or delay the commencement or continuation of a given operation.  We consider the cost of environmental protection a necessary and manageable part of our business. We have been able to plan for and comply with new environmental initiatives without materially altering our operating strategies.

Permits, registrations or other authorizations are required for the operation of certain of our facilities and for our oil and natural gas exploration and future production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal.  Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both.  Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance.

Our activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 (“OPA”), the Clean Water Act (“CWA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act, and the Safe Drinking Water Act, as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and natural gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

Under the OPA, a release of oil into water or other areas designated by the statute could result in us being held responsible for the costs of remediating such a release, certain OPA specified damages, and natural resource damages. The extent of that liability could be extensive, as set out in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in us being held responsible under the CWA for the costs of remediation, and civil and criminal fines and penalties.

CERCLA and comparable state statutes, also known as “Superfund” laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a “hazardous substance” into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, natural gas and natural gas liquids from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and non-hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with our routine operations. From time to time, proposals have been made that would reclassify certain oil and natural gas wastes, including wastes generated during drilling, production and pipeline operations, as “hazardous wastes” under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and natural gas wastes could have a similar impact.

Proposed or Potential Legislation

Future state and federal legislation may significantly emphasize the protection of the environment, which will more closely regulated the Company’s activities. Such legislation, as well as future interpretation of existing laws, may necessitate significant capital outlays materially affecting our earnings potential; result in extended delays, interruptions, or a termination of operations; or changes in our current and planned business to an extent to which cannot now be predicted.

KEY COMPANY EMPLOYEES

As of May 15, 2008 filing, the Company has five full time employees, and one part time consultant. Other Officers and Directors work on an as needed part-time basis.

G. ROWLAND CAREY, is a Director and the Chief Executive Officer of the Company. Mr. Carey graduated from the University of North Carolina-Chapel Hill with a Bachelor of Arts in History in 1964. Prior to becoming Chief Executive Officer of the Company he was the Managing Member of USA Superior, LLC and President/Director (2006) of USA Superior Energy, Inc., a Delaware corporation. From May 1990 to 2001 he was the President and CEO of Coast Capital, LLC., which provided equipment financing to oil and gas companies. From June 1983 to August 1985 he was the Co-founder and President of Gardner-Carey, Inc. specializing in the development of rural land into subdivisions.

JERRY D. WITTE, is a Director and the Vice President of the Company.  Mr. Witte graduated from the University of Southern Florida. Prior to becoming Secretary of the Company, he was the Secretary and Director (2006) of USA Superior Energy, Inc., a Delaware corporation. Mr. Witte was President and technical scientist for TriLucent Technologies, a public company that utilized remote sensing and radar based hydrocarbon identification for resource development. From 1985 to 1998, Mr. Witte was a senior project manager for SONAT Exploration where he was involved in numerous projects.  From 1979 to present, Mr. Witte has consulted in areas including but not limited to geophysics, geochemistry, petrophysics and the development of enhancement technologies in the oil and gas industry.

RANDY HOLIFIELD, is a Field Operations Supervisor of the Company. Mr. Holifield has 30 years of oilfield operations experience involving drilling, completing and maintaining projects including extensive experience in water flooding, heavy oil production and horizontal drilling.

AVAILABLE INFORMATION

The Company’s Auditors are Malone and Bailey, PC. and the Company’s legal counsel is Pagel, Davis & Hill, P.C. Additionally, the Company utilizes various financial and petroleum engineering advisors as necessary. The Company’s annual reports on Form 10-KSB, quarterly reports on 10-QSB and current reports on Fork 8-K, as well as any amendments or exhibits to those reports, are available free of charge by a written request to the Company at their office. All materials filed with the Commission may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE., Washington DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. Additionally, the Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov. The Company’s Internet site is http://www.usa-superior.com.

RISK FACTORS RELATING TO THE COMPANY AND ITS BUSINESS

Additional Capital Necessary to Continue Operations

The Company’s anticipated losses raise doubts about the Company’s ability to continue as a going concern unless the Company can raise capital. Although the Company has proven significant oil and gas reserves on its projects, substantial additional financing is needed to continue and expand the recent reworking of wells and other development work. Furthermore,  once the  development  work  is successful,  substantial  additional  funds  will  be  necessary  for  continued maintenance and production at each of the projects.  Currently, the Company does not have sufficient proceeds to conduct such reworking and production work at all the projects, and is aggressively seeking the necessary funds through debt, equity, or cost-sharing with partners financing, or the sale of all or part of the property.  There is no assurance that the Company will be successful in obtaining any financing.  While vital to the Company’s ability to exploit its economic opportunities at the projects, the various financing alternatives may also dilute the interest of the Company's shareholders and/or reduce the Company's interest in the properties.

The Company’s long-term viability, as well as its ability to meet its existing and future debt and other obligations and future capital commitments, depends on its financial and operating performance, which is subject to, among other things, prevailing economic conditions and to certain other financial, business and other factors beyond the Company’s control.

Lack of Revenue & Past Losses Raise Doubts About Company’s Ability to Operate Profitably

The Company did not achieve any revenues in the five years prior to Merger, and has just begun recognizing revenues from oil recovery operations. The Company’s future revenue potential is currently tied to success in raising capital to implement the Company’s operational plans for utilizing their current projects. The Company is not profitable and the business effort is considered to be in an early stage of development.  The Company must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

The Company has experienced substantial operating losses and expects to incur significant operating losses until sales from production increase, which will not occur but for a raise of sufficient capital. However, even if capital is raised, the Company may be unable to achieve or sustain profitability, thus indicating substantial doubt about the Company’s ability to continue as a going concern.

There is no assurance that the Company will ever operate profitably. There is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

High Risks of the Oil and Gas Business

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

Competition

The Company is and will continue to be an insignificant participant in the oil and gas business.  Many of the Company’s competitors have significantly greater financial and marketing resources, technical expertise and managerial capabilities, which consequently places the Company at a competitive disadvantage in identifying suitable prospects. The current scope of the Company’ operations are limited to three potential oil and gas reserve fields. If larger competitors aggressively entered the shallow well marketplace, prices for such projects and the company’s ability to finance them may become difficult.

Markets

The marketing of oil and natural gas which may be produced by the Company's prospects will be affected by a number of factors beyond the control of the Company. These factors include the extent of the supply of oil or gas in the market, the availability of competitive fuels, crude oil imports, the world-wide political situation, price regulation, and other factors. Recently, there have been dramatic fluctuations in oil prices. Any significant decrease in the market prices of oil and gas could materially affect the profitability of our oil and gas activities.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells.  In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is no assurance that the Company will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There presently exists an oversupply of gas in the marketplace, the extent and duration of which is not known.  Such oversupply may result in reductions of purchases by principal gas pipeline purchasers.

The Market Price for the Company’s Common Stock is Volatile

The market price for the Company’s common stock could be subject to significant fluctuations in response to variations in quarterly operating results, announcements of technological innovations or new products by the Company or its competitors.

The stock market has experienced extreme price and volume fluctuations and volatility that have affected the market price of many emerging growth and development stage companies. Such fluctuations and volatility have often been unrelated or disproportionate to the operating performance of such companies.

The company’s common Stock is subject to “Penny Stock” regulations and restrictions on initial and secondary broker-dealer sales

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Penny stocks are subject to certain additional oversight and regulatory requirements. These requirements may restrict the ability of broker-dealers to sell the Company’s common stock and may affect the ability of purchasers in this Offering to sell securities in the secondary market.

Regulation of Penny Stocks

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

The Transfer of the Securities, the Warrants and Shares of Common Stock is Restricted

Neither the Common Stock, the warrants nor the shares of common stock underlying the warrant upon exercise of the warrants have been registered under the Securities Act or any state securities laws and unless registered may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and other applicable laws.  Although the Company is required to make reasonable efforts to register the resale by the holders of the shares of common stock or the common stock issued upon exercise of the warrants, such registration may not be available to holders at all times and selling holders may, under current law, have a limited number of methods available for reselling any of the Securities.

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations. The Company's probable inability to diversify its activities into more that one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Indemnification of Officers and Directors

While the Company intends to reorganize under the laws of Delaware, the Nevada Revised Statutes, our Articles of Incorporation, and our By-Laws provide for the indemnification of the Company’s directors, officers, employees, and agents, under certain circumstances, against losses or liabilities which arise in their corporate capacity. This means the Company will likely be responsible for attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company.  The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents,  upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to  indemnification. This indemnification policy could result in substantial expenditures by the Company that it will be unable to recoup.

Director’s Liability Limited

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

Risks Related to the Company’s Corporate Governance

While the Company intends to use any successful capital raise to purchase annual directors and officers insurance, it does not now have such and as a result has been unable to attract outside directors with substantial financial and industry expertise. Thus, the company has not established an audit, nominating, compensating or corporate governance committee.

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

Weather Interruptions

Activities of the Company may be subject to periodic interruptions due to weather conditions.  Weather-imposed  restrictions  during certain times of the year on roads accessing  properties  could  adversely  affect the ability of the Company to benefit from  production  on such  properties  or could  increase the costs of drilling new wells because of delays.

Operating Hazards and Uninsured Risk

The Company's operations are subject to all of the operating hazards and risks normally incident to drilling for and producing oil and gas, such as encountering unusual or unexpected formations, insufficient pressures for gas or oil flows, blowouts, environmental pollution, fire, saline infiltrations, high paraffin content of oil or other adverse situations limiting or preventing production, or proving to be a physical hazard to the Company and its employees. The Company will maintain general liability insurance but it has not obtained insurance against such things as blowouts and pollution risks because of the prohibitive expense.  Should the Company sustain an uninsured loss or liability, or a loss in excess of policy limits, its ability to operate may be materially adversely affected.

Federal Income Taxation

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

Government Regulation

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

Proposed Operations- Negative Considerations

Expansion Expenditures:  we may expend substantial funds acquiring and exploring properties which are later determined not to be productive.  All funds so expended will be a total loss to the Company.

Technical Assistance:  It may be necessary or desirable to employ technical assistance in the operation of our business.  As of this date, the Company has not contracted for any technical assistance.  When needed, such assistance is likely to be available at compensation levels the Company would be able to pay.

Uncertainty of Title:  The Company will attempt to acquire property or interest in property by option, lease, and by purchase. The validity of title to oil and gas property depends upon numerous  circumstances and factual matters (many of which are not  discoverable  of record or by other  readily  available  means)  and is subject to many  uncertainties  of  existing  law and its  application.  The Company will obtain an oil and gas attorney's opinion of valid title before any significant expenditure upon a lease.

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

Nature  of  Proposed  Business:   The  Company's  proposed  business  is  highly speculative,  involves the  commitment of high-risk  capital,  and exposes us to potentially  substantial  losses. In addition, the Company will be in direct competition with other  organizations  which are  significantly  better financed and staffed than the Company is.

General Economic and Other Conditions:  The Company's  business may be adversely affected  from time to time by such  matters as  changes  in  general  economic, industrial and  international  conditions;  changes in taxes; oil and gas prices and costs; excess supplies and other factors of a general nature.

Competition for Supplies

The Company will be required to compete with a large number of entities which are larger, have greater resources and more extensive operating histories than the Company has.  Shortages may result from this competition and may lead to increased costs and delays in operations which may have a material adverse effect on the results of the Company.

Factors Beyond Control of Company

The acquisition, exploration, development, production and sale of oil and gas are subject to many factors which are outside of our control.  These factors include general economic conditions, proximities to pipelines, oil import quotas, supply and price of other fuels and the regulation of transportation by federal and state governmental authorities.

The Company anticipates substantial competition in its effort to acquire oil and gas properties and may have difficulty in obtaining drilling rigs and equipment and experienced personnel to operate them.  Established companies have an advantage over the Company  because  of  substantially  greater  resources  to devote  to  property acquisition  and to obtain  drilling rigs,  equipment and  personnel.  If The Company is unable to compete for properties and drilling rigs, equipment and personnel, its business would be adversely affected.

Conflicts of Interest

Certain conflicts of interest may exist between the Company and its officers and directors.  Officers and directors have other  business  interests  to which  they  devote  their attention,  and may be expected to  continue to do so although  management  time should be devoted to the  business of the  Company.  As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company.

Dividends

The Company has paid no dividends and proposes for the foreseeable future to utilize all available funds for the development of its business.

Shortage of Drilling Rigs and Related Equipment

The oil and gas  industry  is  presently  facing a shortage  of  drilling  rigs, equipment,  materials,  supplies and services which has delayed current drilling activities in many instances by independent oil and gas operators. The inability to drill on acreage blocks may delay development of properties in which the Company acquires an interest and certain leases could expire as a result.

Price Volatility

Oil and gas prices are volatile and an extended decline in prices could hurt our business prospects.  The  future  profitability  and  rate  of  growth  and the anticipated  carrying value of the Company's oil and gas properties  will depend heavily on then prevailing  market prices for oil and gas. We expect the markets for oil and gas to continue to be volatile. If we are successful in establishing production, any substantial or extended decline in the price of oil or gas could.

           - have a material adverse effect on its results of operations;
- limit its ability to attract capital;
- make the formation it is targeting significantly less economically attractive;
           - reduce its cash flow and borrowing capacity; and - reduce the value and the amount of   any future reserves.

Various factors beyond our control will affect prices of oil and gas, including:

     -  worldwide and domestic supplies of oil and gas;
     -  the ability of the members of the Organization of Petroleum  Exporting Countries to agreeto and maintain oil price and production controls;
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

State Regulations

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

Proposed Legislation

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

Environmental Laws

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

Title to Properties

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

Company Sponsored Research and Development

No research is being conducted.

ITEM 2 – DESCRIPTION OF PROPERTIES

A detailed description of our significant properties and associated 2007 developments can be found in Item 1 of this annual report, which is incorporated by reference.

ITEM 3 – LEGAL PROCEEDINGS

On March 6, 2007, the Company entered into an Agreement of Sale and Purchase with Orbis Operating, LLC (“Orbis”), in which it agreed to purchase a substantial portion of the property Orbis acquired under a previous R&S Sale Agreement. Part of the purchase price included a Promissory Note in the amount of $350,000.00. After alleged numerous defaults by the Company, Orbis filed suit on March 10, 2008 in United States District Court in Bastrop County, Texas (Cause No. 26,952). The parties then entered into negotiations and reached agreement through a Loan Workout and Security Agreement on April 11, 2008. Orbis filed a Rule 11 Agreement with the Bastrop County court whereby it shall dismiss the suit with prejudice upon the full performance of USA Superior.

The terms of the settlement included:
•	The Company paying $50,000 cash, in which all was allocated towards Orbis’ legal fees
•	Principal Balance = $310,000
•	The Company is to make monthly payments on the 15th day in the amount of $15,000 plus accrued interest, (6 payments for May-Oct)
•	The Company is to make a final payment of entire Principal ($202,000) on October 15, 2008
•	Once the Company fulfills obligation to plug the Gabriel wells it assumed (must be done by July 31, 2008), it will be given a $60,000 credit towards final Principal payment

Outside of the Orbis settlement disclosures above, the Company knows of no material, active or pending legal proceedings against the Company nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has material interest adverse to the Company’s interest.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE FOR COMMMON STOCK

The Company’s common stock has traded on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “USSU.OB” since the merger, and is also currently traded on the Frankfurt Stock Exchange under the ticker “F2S“. The following table sets forth the range of the high and low closing prices, as reported by the OTCBB, for the Company’s common stock for the periods indicated. The quotations represent inter-dealer prices, without retail mark up or commission and may not represent actual transactions.

      Sales Price       .
   High                             Low     .

Quarter ended March 31, 2007                                                                           $1.25                          $0.80
Quarter ended June 30, 2007                                                                                     $1.37                          $0.54
Quarter ended September 30, 2007                                                                                     $0.63                          $0.24
Quarter ended December 31, 2007                                                                                     $1.05                          $0.28
Quarter ended March 31, 2008                                                                           $1.05                          $0.17

Our authorized capital stock consists of 150,000,000 shares of common stock. As of May 15, 2008, 56,160,000 shares of common stock were issued and outstanding. As of such date, there were approximately 8 holders of record of the Company’s common stock.

DIVIDEND POLICY

We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future as we contemplate that our cash flows will be used for continued growth of our operations.  The payment of future dividends, if any, will be determined by the Board in light of conditions then existing, including our earnings, financial condition, capital requirements, and restrictions in financing agreements, business conditions and other factors.  However, the Nevada Revised Statutes do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of date of filing, the Company does not currently have in place any type of equity compensation plan.

ITEM 6 – SELECTED FINANCIAL DATA

The Company is a smaller reporting company, as defined by Rule 229.10(f)(1), and as such is not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will assist you in understanding our financial position, liquidity, and results of operations. The information below should be read in conjunction with the consolidated financial statements, and the related notes to consolidated financial statements. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy, and financial condition before we make any forward-looking statements, but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development, and acquisition expenditures as well as expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses, and interest costs that we believe are reasonable based on currently available information.

Critical Estimates and Accounting Policies

We prepare our consolidated financial statements in this report using accounting principles that are generally accepted in the United States (“GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements. We must make judgments, estimates, and in certain circumstances, choices between acceptable GAAP alternatives as we apply these rules and requirements, which may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most critical estimate we use is the engineering estimate of proved oil and gas reserves. This estimate affects the application of the full cost method of accounting, the calculation of depreciation and depletion of oil and gas properties and the estimate of the impairment of our oil and gas properties. It also affects the estimated lives of our assets used to determine asset retirement obligations.

Full Cost Method Accounting

We use the full cost method of accounting for oil and gas producing activities. Our costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs.

Sales of Oil and Gas Properties

Proceeds from the sale of properties are applied against capitalized costs, without any gain or loss being recognized, unless such a sale would significantly alter the rate of depletion and depreciation.

Depreciation and Depletion of Oil and Gas Properties

Depletion of exploration and development costs and depreciation of production equipment is provided using the unit-of-production method based upon estimated proven oil and gas reserves. The costs of significant unevaluated properties are excluded from costs subject to depletion. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the equivalent conversion based upon relative energy content.

Ceiling Test

In applying the full cost method, we perform a ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. For the years ended December 31, 2007 and 2006, no impairment of oil and gas properties was indicated.

Asset Retirement Obligations

We record a liability for legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations.” Under this method, when liabilities for dismantlement and abandonment costs (ARO) are initially recorded, the carrying amount of the related oil and natural gas properties are increased. Accretion of the liability is recognized each period using the interest method of allocation, and the capitalized cost is depleted over the useful life of the related asset. Revisions to such estimates are recorded as adjustments to the ARO, capitalized asset retirement costs and charges to operations during the periods in which they become known. At the time the abandonment cost is incurred, we will be required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO.

Concentrations of Credit Risk

We sold all of our oil and natural gas production to two customers in 2007.

We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At December 31, 2007, we had approximately $157,000, in excess of FDIC insured limits. We have not experienced any losses in such accounts.

Revenue and Cost Recognition

We use the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interest in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  We had no imbalances as of December 31, 2007and December 31, 2006.  Costs associated with production are expensed in the period incurred.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and liquid deposit with maturities of three months or less.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other liabilities approximates fair value due to the short term maturity of these instruments. The carrying value of the notes payable, convertible notes and convertible debentures approximate their fair value as December 31, 2007 and 2006.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of three to five years.

Stock-based compensation

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Loss per share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows relies on these estimates of oil and gas reserves using commodity prices and costs which existed at year-end. In our 2007 year-end reserve report, we used the December 31, 2007 WTI Cushing spot price of $96.01 per Bbl and Henry Hub spot natural gas price of $7.465 per MMbtu, adjusted by property for energy content, quality, transportation fees, and regional price differentials. The weighted average price over the lives of the properties was $88.45 per Bbl for oil and $6.00 per Mcf for gas. While we believe that future operating costs can be reasonably estimated, future prices are difficult to estimate since market prices are influenced by events beyond our control. Future global economic and political events will most likely result in significant fluctuations in future oil prices, while future U.S. natural gas prices will continue to be influenced by primarily domestic market factors, including supply and demand, weather patterns and public policy.

Income taxes

Income taxes are accounted for using the asset/liability method of income tax allocation. Future income taxes are recognized for the future income tax consequences attributable to differences between the carrying values of assets and liabilities and their respective income tax bases. Future income tax assets and liabilities are measured using income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in income tax rates is included in earnings in the period that such change in income tax rates is enacted. Future income tax assets are recorded in the financial statements if realization is considered more likely than not.

Business Strategy

USA Superior Energy Holdings, Inc. (the “Company”) operates in the energy industry, focusing on acquiring, owning, operating and applying enhanced oil recovery (“EOR”) techniques to existing shallow fields of oil and gas.  The Company performs complete workover and stimulation services in these existing fields to restart or substantially increase production. It utilizes state-of-the-art workover and shallow-well drilling techniques in these fields including new and innovative technologies under development by the Company.  These new technologies include specialized shallow-well cased hole horizontal drilling (“CHHD”) and nitrogen (“N2”) injection which will be utilized to increase production volumes and reserve recoverability from the Company’s projects. Currently, the Company is involved in developing, owning and operating energy projects and prospects in East, Central and South Texas and currently has active projects and prospects in Bastrop, Caldwell, Navarro and Zavalla counties. These fields are known as the Bateman Project in Bastrop and Caldwell Counties (comprised of the Bateman Field and part of the adjacent Dale McBride Field), the Benton Field in Navarro County and the Del Monte Prospect in Zavalla County.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2007, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern. We incurred a net loss $7,146,000 for the year ended December 31, 2007 and have a working capital deficit of $484,000 at December 31, 2007.  We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for 2008 were proceeds from issuance of debt and sales of common stock and warrants in a private placement. The principal source of such funds, in the amount of $1.0 million as of December 31, 2007, represents the proceeds from the sale of units in a private placement during the first and second quarter of 2007.  The bulk of the proceeds realized from the unit offering were used to fund the purchase of proved oil and gas properties in Bastrop and Caldwell Counties, Texas and to fund the operations of these properties.  We also received proceeds of $465,000 from the issuance of debt during the year ended December 31, 2007.  These proceeds were used to fund our working capital requirements and to repay debt incurred in the purchase of the Bastrop and Caldwell County leases.

During 2007, net cash flow used by operating activities increased by $541,000 to $687,000, as compared to $146,000 for our 2006 fiscal year, primarily because of our increased operating and general and administrative expenses only partially offset by increased revenues received during the year.  We expect our cash flow provided by operations to increase during 2008, mainly due to increased oil and natural production resulting from our existing properties.  The Bastrop and Caldwell County properties were acquired in 2007 and were shut in for a portion of that year.  We expect to receive a full year of revenue from these wells in 2008.

Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production rates and in commodity prices. In addition, our oil and gas production from either of our properties may be curtailed due to weather-related factors beyond our control. In addition, maintenance activities on, or damage to, major pipelines or processing facilities can also cause us to shut-in production for undetermined lengths of time.

Our realized oil and gas prices vary significantly due to world political events, supply and demand for products, product storage levels, and weather patterns, among other factors. We sell 100% of our production at spot market prices. Accordingly, product price volatility will affect our cash flow from operations.

We incurred capital expenditures totaling approximately $442,000 during 2007. The capital expenditures primarily related to the expenditure of $400,000 for the purchase of the Bastrop and Caldwell County properties.  We anticipate making additional capital expenditures of approximately $4,000,000 over the next several years to drill additional wells on our existing properties.  The 2008 capital budget will be funded from a combination of our cash flow from operations, our cash and cash equivalents and the proceeds from offerings of debt and/or equity securities.

The required principal payments on our notes and debentures are as follows as of December 31, 2007:

2008	$ 618,000
2009	$ 237,000
2010	$ 558,000
2011	$ 37,000
$ 1,450,000

Changes in our working capital accounts from 2006 to 2007 include an increase in our cash and cash equivalents of $257,000, reflecting the borrowings under various debt agreements and the sale of stock.  Accounts payable and accrued liabilities increased by $169,000 to $327,000 at December 31, 2007 due to the increase in operating activities.  Current notes payable increased to $348,000 from a zero balance at December 31, 2006 due to the borrowings to finance the purchase of the Bastrop and Caldwell County properties and our working capital needs.

On December 31, 2007, our current liabilities exceeded our current assets by $484,000. While we expect to achieve positive cash flow from operations during 2008, we will require additional funding in order to complete our plans to develop additional wells on existing properties.

Results of Operations

Revenue

We produced 3,854 barrels of oil and recognized revenue of $230,000 during the year ended December 31, 2007.  Because we only acquired our operating assets during fiscal year 2007, we had no comparable revenue figures for our fiscal year 2006.

Lease operating expense and production taxes

Our production costs totaled $171,000 during 2007.  Because we only acquired our operating assets during fiscal year 2007, we had no comparable cost figures for 2006.

Accretion of asset retirement obligation

Accretion expense for fiscal year 2007 was $8,000, as compared to $1,000 for fiscal year 2006. This reflects our acquisition of the Bastrop and Caldwell County properties during 2007.

Depletion, depreciation and amortization (DD&A) For our fiscal year 2007, we recorded DD&A expense of $53,000, after having recorded no DD&A expense during 2006. Virtually all of this expense was attributable to depletion of our oil and gas properties, which were acquired during 2007.

General and administrative expense (G&A expense)

General and administrative expense for fiscal year 2007 increased $6,442,000 from the comparable 2006 period to $6,699,000. The largest portion of the 2007 total was comprised of stock based compensation of $5,680,000 related to the reverse merger and compensation of employees and consultants.  The other major component of 2007 general and administrative costs included salaries of $361,000. During 2006, the primary components of our general and administrative expenses were salaries, contract labor and legal and professional expenses.

Other income (expense)

Other income (expense) for fiscal year 2007 totaled an expense of $481,000 primarily related to the loss on extinguishment of debt of $404,000. We also incurred interest expense of $92,000 during 2007.

Net loss

For the fiscal year 2007, our net loss increased to $7,146,000, compared to our 2006 net loss of $260,000. The major components of the 2007 loss were general and administrative expenses of $6,699,000 including stock based compensation of $5,680,000.

New Accounting Pronouncements

USA Superior does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flows

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

-  -

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

-  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
USA Superior Energy Holdings, Inc.
(Formerly Comlink Communications Company)
Houston, Texas

We have audited the accompanying consolidated balance sheets of USA Superior Energy Holdings, Inc. (“USA Superior”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of USA Superior's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. USA Superior is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of USA Superior’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Superior as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that USA Superior will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, USA Superior has raised limited capital and incurred losses from operations since inception, which raise substantial doubt about their ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC

www.malone-bailey.com
Houston, TX
May 16, 2008

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

ASSETS	2007	2006

Current assets
Cash and cash equivalents	$256,943	$297
Restricted cash	50,000	-
Accounts receivable	-	2,897
Prepaid expenses	24,699	-
Total current assets	331,642	3,194

Oil and gas properties, including $348,086 of unproved properties, net of accumulated depletion, depreciation and amortization of $36,991 in 2007 – using full cost method of accounting	1,568,289	367,117
Office equipment, net of depreciation of $9,391 and $932, respectively	34,372	1,304
Other assets	750	750

Total assets	$1,935,053	$372,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$326,730	$157,440
Convertible demand note, net of unamortized discount of $244,154 in 2007	27,000	-
Current portion of notes payable	347,762	-
Advances payable – related party	114,259	35,100
Total current liabilities	815,751	192,540

Convertible debenture, net of unamortized discount of $257,316 in 2007	215,947	-
Notes payable	363,957	-
Asset retirement obligations	115,520	19,589
Total liabilities	1,511,175	212,129

STOCKHOLDERS’ EQUITY
Common shares, $0.001 par value, 150,000,000 shares authorized, 55,760,000 and 30,980,000 shares issued and outstanding, respectively	55,760	30,980
Additional paid-in capital	7,924,850	539,630
Accumulated deficit	(7,556,732)	(410,374)
Total stockholders’ equity	423,878	160,236

Total liabilities and stockholders’ equity	$1,935,053	$372,365

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	2007	2006

Revenue	$257,560	$-

Operating expenses
Lease operating expenses	170,529	-
General and administrative, includes stock-based compensation of $5,680,301 in 2007	6,699,343	258,627
Depreciation, depletion and amortization	53,315	1,303
Total operating expenses	6,923,187	259,930
Operating loss	(6,665,627)	(259,930)

Other income (expense)
Loss on extinguishment of debt	(403,759)	-
Interest expense	(92,035)	(335)
Interest income	15,063	-
Total other expense	(480,731)	(335)

Net loss	(7,146,358)	(260,265)

Net loss per share:
Basic and diluted	$(0.13)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	54,147,945	30,980,000

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2007 and 2006

	Common Shares	Par Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 2005	30,980,000	$30,980	$377,654	$(150,109)	$258,525

Capital contribution by sole shareholder	-	-	161,976	-	161,976
Net loss	-	-	-	(260,265)	(260,265)

Balance, December 31, 2006	30,980,000	$30,980	$539,630	$(410,374)	$160,236

Common shares issued in reverse merger	18,360,000	18,360	(18,360)	-	-
Shares issued for services	3,520,000	3,520	5,701,480	-	5,705,000
Issuance of units for cash	2,500,000	2,500	997,500	-	1,000,000
Shares issued for cash	400,000	400	279,600	-	280,000
Beneficial conversion feature of convertible debentures	-	-	200,000	-	200,000
Beneficial conversion feature of convertible debt	-	-	225,000	-	225,000
Net loss	-	-	-	(7,146,358)	(7,146,358)
Balance, December 31, 2007	55,760,000	$55,760	$7,924,850	$(7,556,732)	$423,878

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,146,358)	$(260,265)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation, depletion and amortization	53,315	1,303
Loss on extinguishment of debt	403,759	-
Amortization of debt discount	92,035	-
Stock based compensation	5,680,301	-
Net change in:
Accounts receivable	2,898	-
Accrued interest receivable	(14,384)	-
Prepaid expenses and other current assets	-	12,422
Accounts payable and accrued liabilities	162,449	65,289
Advances payable – related party	79,159	35,100
NET CASH USED BY OPERATING ACTIVITIES	(686,826)	(146,151)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in restricted cash	(50,000)	-
Purchase of property and equipment	(41,528)	(26,388)
Investment in oil and gas properties	(400,000)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(491,528)	(26,388)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of short-term debt	40,000	-
Proceeds from issuance of convertible notes	425,000	-
Proceeds from sale of units	1,000,000	-
Proceeds from sale of stock	280,000	-
Capital contributions from shareholder	-	161,976
Repayments of notes payable	(95,000)	-
Repayment of convertible notes payable	(215,000)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,435,000	161,976

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	256,646	(10,563)
Cash and cash equivalents, beginning of period	297	10,860
Cash and cash equivalents, end of period	$256,943	$297

The accompanying notes are an integral part of these consolidated financial statements

USA SUPERIOR ENERGY HOLDINGS, INC.
SUPPLEMENTAL CASH FLOW INFORMATION
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash paid for:
Interest	$31,622	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase oil and gas properties through issuance of notes payable	$750,097	$-
Discount on convertible note payable	225,000	-
Recapitalization	18,360	-
Asset retirement obligation incurred	88,066	-

The accompanying notes are an integral part of these consolidated financial statements

USA SUPERIOR ENERGY HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

USA Superior Energy Holdings, Inc. (the “Company” or “USA Superior”), a Nevada corporation, was originally formed on November 12, 2003 as Comlink Communications Company (“Comlink”).  In fiscal the fiscal year ended 2006, Comlink was essentially dormant with no operating business, having discontinued all prior operations in the first quarter of 2006. Prior operations consisted of an attempt to market two-way radio communication equipment over the internet. Comlink had no capital and no prospects to raise capital to carry out the prior business plan.  The current business of the Company is to develop, own and operate prospects and energy projects in East and Southwest Texas.  The Company primarily focuses on properties with a potential for enhanced secondary or tertiary recovery using modern state-of-the-art workover and stimulation techniques.

On January 16, 2007, USA Superior and Comlink consummated a merger that was effected through a reverse merger in which the shareholders of USA Superior agreed to receive 34,000,000 shares of common stock of Comlink in exchange for 100% of the issued and outstanding shares of USA Superior.  Concurrent with the merger, USA Superior’s executive management and directors assumed control and responsibility for Comlink’s activities and its strategic direction.   The merger effected a change in control of Comlink and immediately following the merger, USA Superior’s former stockholders held approximately 59% of Comlink’s issued and outstanding common shares.  After the merger, Comlink’s name was changed to USA Superior Energy Holdings, Inc., and the stock symbol was changed to OTCBB: USSU.

For Securities and Exchange Commission (“SEC”) reporting purposes, the merger between USA Superior and Comlink was treated as a reverse merger with USA Superior being the “accounting acquirer” and, accordingly, it assumed Comlink’s reporting obligations with the SEC.  In accordance with SEC requirements, the historical financial statements and related disclosures presented herein for the period prior to the date of merger (i.e.,   January 16, 2007) are those of USA Superior.  The assets and liabilities of Comlink were recorded, as of completion of the merger, at fair value, which is considered to approximate historical cost, and added to those of USA Superior.

In accordance with the terms of the merger agreement, each outstanding share of USA Superior prior to the reverse merger was converted into 309.8 common shares in USA Superior (post reverse merger) with a total of 30,980,000 common shares issued to the former USA Superior stockholders. Of the 63,360,000 shares of Comlink outstanding at the time of the merger, 45,000,000 shares were cancelled concurrent with the closing of the merger.

In conjunction with the merger, USA Superior issued 3,020,000 shares of common stock.  In accordance with EITF 95-8, USA Superior determined that these were shares issued for services and not additional transaction costs due to the fact that Comlink’s cash balance was minimal prior to the merger.  These shares had a market value of $3,020,000 on the date of the reverse merger.  Of the total shares issued for services, 2,720,000 shares were issued to employees of USA Superior.  Immediately following the merger, a total of 52,360,000 shares of common stock were issued and outstanding.

Since its inception, USA Superior has funded its oil and gas activities through a combination of equity and debt securities and the contribution of funds and services by its principal shareholders and management.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

USA Superior’s consolidated balance sheets and related consolidated statements of operations, stockholders’ equity and cash flow for the years ended December 31, 2007 and 2006 are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could materially differ from those estimates.

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year:  (1) estimates of proved oil and gas reserves, and (2) forecast forward price curves for natural gas and crude oil.   The oil and gas industry in the United States has historically experienced substantial commodity price volatility, and such volatility is expected to continue in the future.   Commodity prices affect the level of reserves that are considered commercially recoverable; significantly influence USA Superior’s current and future expected cash flows; and impact the PV10 derivation of proved reserves presented in USA Superior’s supplemental oil and gas reserve disclosures made herein.

Principles of consolidation

The financial statements include the accounts of its 100% owned subsidiaries USA Superior Energy, Inc. and Superior Energy, LLC and its 80% interest in the subsidiary Skyrider Energy, LLC.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and certificates of deposit which mature within three months of the date of purchase.  USA Superior may, in the normal course of operations, maintain cash balances in excess of federally insured limits.

Restricted cash

At December 31, 2007, USA Superior has $50,000 of restricted cash. The restricted cash serves as collateral for a bond with the State of Texas that provides financial assurance that USA Superior will fulfill its obligations plug any abandoned wells on its oil and gas properties.  The cash is held in custody by a bank, is restricted as to withdrawal or use, and is currently invested in money market funds. Income from these investments is paid to the Company.

Accounts receivable

USA Superior routinely assesses the recoverability of all material trade, joint interest and other receivables. USA Superior accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  Actual write-offs may exceed the recorded allowance.  No allowance for doubtful accounts was considered necessary at December 31, 2007 and 2006, as there were no significant accounts receivable as of these dates.

Oil and gas properties

USA Superior follows the full cost method of accounting for its oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves. Such calculations include the estimated future costs to develop proved reserves. Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of undeveloped properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.

Ceiling test

In applying the full cost method, USA Superior performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is limited to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. As of December 31, 2007 and 2006, no impairment of oil and gas properties was recorded.

Oil and gas properties, not subject to amortization

USA Superior holds oil and gas interests in Texas pursuant to lease agreements.  Upon completion of drilling and initial well production from these leases, USA Superior will commence amortization (on a unit-of-production basis) of the acquisition, geological and geophysical, drilling and development costs incurred and included in oil and gas properties.

The amortization of the oil and gas properties not classified as proved begins when the oil and gas properties become proved, or their values become impaired. USA Superior assesses the realizability of its properties not characterized as proved on at least an annual basis or when there is or has been an indication that an impairment in value may have occurred. The impairment of properties not classified as proved is assessed based on management’s intention with regard to future exploration and development of individually significant properties, and USA Superior’s ability to secure capital funding to finance such exploration and development. If the result of an assessment indicates that a property is impaired, the amount of the impairment is added to the capitalized costs in its full cost pool and they are amortized over production from proved reserves

Property and equipment

Property and equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of three to five years.

Debt

USA Superior accounts for debt at the face amount of the debt offset by applicable discounts and recognizes interest expense for accrued interest payable under the terms of the debt. Principal and interest payments due within one year are classified as current, whereas principal and interest payments for periods beyond one year are classified as long term. Beneficial conversion features of debt are valued and the related amounts recorded as discounts on the debt.  Discounts are amortized to interest expense using the effective interest method over the term of the debt.  Any unamortized discount upon settlement or conversion of debt is recognized immediately as interest expense.

Asset retirement obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” USA Superior records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and a corresponding increase in the carrying amount of the related long-lived asset.  For USA Superior, asset retirement obligations primarily relate to the abandonment of oil and gas properties.  The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of oil and gas properties and is depleted over the useful life of the asset.  The settlement date fair value is discounted at USA Superior’s credit adjusted risk-free rate in determining the abandonment liability.  The abandonment liability is accreted with the passage of time to its expected settlement fair value. Revisions to such estimates are recorded as adjustments to ARO and capitalized asset retirement costs and are charged to operations in the period in which they become known.  At the time the abandonment cost is incurred, USA Superior is required to recognize a gain or loss if the actual costs do not equal the estimated costs included in ARO.

Environmental

The Company is subject to environmental laws and regulations of various U.S. jurisdictions. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

Environmental costs that relate to current operations are expensed or capitalized as appropriate. Costs are expensed when they relate to an existing condition caused by past operations and will not contribute to current or future revenue generation. Liabilities related to environmental assessments and/or remedial efforts are accrued when property or services are provided or can be reasonably estimated.

Future income taxes

Income taxes are accounted for using the asset/liability method of income tax allocation. Future income taxes are recognized for the future income tax consequences attributable to differences between the carrying values of assets and liabilities and their respective income tax bases. Future income tax assets and liabilities are measured using income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in income tax rates is included in earnings in the period that such change in income tax rates is enacted. Future income tax assets are recorded in the financial statements if realization is considered more likely than not.

Revenue and cost recognition

USA Superior uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which USA Superior is entitled based on our interest in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  USA Superior had no imbalances as of December 31, 2007and December 31, 2006.  Costs associated with production are expensed in the period incurred.

Stock-based compensation

The Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.    USA Superior utilizes SFAS No. 123R and related Interpretations for fair value determination and recognition for share based compensation granted to directors, officers, and employees.   Under SFAS 123R, compensation cost for all share based payments granted are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Compensation cost is recognized on a straight line basis over the requisite service period for the entire award in accordance with the provisions of SFAS 123R.  If at any date the portion of the grant-date fair value of the award that is vested is greater than that amount recognized on a straight line basis, the amount of the vested grant date fair value is recognized.  USA Superior also accounts for transactions in which we issue equity instruments to acquire goods or services from non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96–18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  These transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Loss per share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.  For the years ended December 31, 2007 and 2006, fully diluted earnings per share excludes common stock equivalents, because their inclusion would be anti-dilutive.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other liabilities approximates fair value due to the short term maturity of these instruments. The carrying value of the notes payable, convertible notes and convertible debentures approximate their fair value as December 31, 2007 and 2006.

New Accounting Pronouncements

USA Superior does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flows

NOTE 3 – GOING CONCERN

USA Superior has raised limited financing and has incurred operating losses since its inception in October 2005.  These factors raise substantial doubt about USA Superior’s ability to continue as a going concern.   USA Superior’s ability to achieve and maintain profitability and positive cash flow is dependent on its ability to secure sufficient financing to fund the acquisition, drilling and development of profitable oil and gas properties.  Management is seeking financing that it believes would allow USA Superior to establish and sustain commercial production.   There are no assurances that USA Superior will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to USA Superior or its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

During USA Superior’s formation and development to date, it has had transactions with the current directors, executive officers and shareholders holding interests in excess of 10.0%. These transactions are as follows:

Advances from Stockholder

During 2006, the Company’s sole shareholder at the time and current CEO made capital contributions of $161,976 for general working capital requirements.  No additional shares of common stock were issued in exchange for these contributions.

During 2007 and 2006, the Company’s CEO made cash advances for general working capital requirements to USA Superior in the amount of $79,159 and $35,100, respectively.  The advances were due on demand, did not bear interest and were outstanding at December 31, 2007.

Transfer of Common Stock

In November 2007, the Company’s CEO transferred 2.5 million shares of common stock valued at $2,175,000 to a consultant.  The value of these shares has been included in general and administrative expense with a corresponding increase in additional paid-in capital.

NOTE 5 – OIL AND GAS PROPERTIES

All of the USA Superior’s oil and gas properties are located in the United States.

Oil and gas properties are made up of the following at December 31, 2007 and 2006:

	2007	2006
Properties subject to amortization	$1,257,194	$19,031
Properties not subject to amortization	348,086	348,086
Less: accumulated depreciation, depletion and amortization	(36,991)	-
Oil and gas properties, net	$1,568,289	$367,117

On March 20, 2007, USA Superior purchased oil and gas leases in Bastrop and Caldwell Counties, Texas.  The purchase price for the properties consisted of (a) $400,000 in cash; (b) a note payable of $350,000 requiring monthly payments of $15,000 plus interest; and (c) the assumption of the seller’s note payable to a third party with a book value of $400,097.  The total consideration paid for the properties was $1,150,097.  These properties are proved and are included in properties subject to amortization.

Costs excluded from amortization at December 31, 2007 are as follows:

Fiscal Year Incurred	Acquisition Costs	Exploration Costs	Total
2006	$348,086	$-	$348,086
2007	-	-	-
Total	$348,086	$-	$348,086

USA Superior holds oil and gas lease interests in Texas.  USA Superior expects that the costs included in “Properties not subject to amortization” will be included in oil and gas properties subject to amortization upon evaluation of proved reserves in future years.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations activity for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Asset retirement obligations, beginning of year	$19,589	$19,031
Fair value of liabilities assumed in acquisitions	88,066	-
Accretion expense	7,865	558
Asset retirement obligations, end of year	$115,520	$19,589

NOTE 7 – INCOME TAXES

From the Company’s inception in October 2005to January 2007, USA Superior was not subject to federal and state income taxes since it was operating as a Limited Liability Company (LLC). On January 16, 2007, the Company converted from an LLC to a C corporation and, as a result, became subject to corporate federal and state income taxes. The Company’s accumulated deficit at that date was reclassified to additional paid-in capital.

Deferred income taxes are recorded at the expected tax rate of 35%.  SFAS No. 109 “Accounting for Income Taxes” requires that deferred tax assets be reduced by a valuation allowance if it is more or likely than not that some portion or all of the deferred tax asset will not be realized.

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the combined U.S. federal income tax rate and state income tax rate to net loss is as follows:

2007
Computed at U.S. and State statutory rates	$(2,501,225)
Permanent differences	754,950
Changes in valuation allowance	1,746,275

Total	$-

December 31,
2007
Deferred tax asset attributable to:
Net operating loss	$2,551,275
Less: valuation allowance	(2,551,275)

Total	$-

The components giving rise to the deferred tax assets described above have been included in the accompanying consolidated balance sheet as noncurrent assets.  As of December 31, 2007, the deferred tax assets are net of a full valuation allowance of $2,551,275 based on the amount that management believes will ultimately be realized.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At December 31, 2007, USA Superior had loss carryforwards of approximately $7.3 million for tax purposes which will begin to expire in 2027. The valuation allowance increased by $2,551,275 for the year ended December, 31, 2007.

The income tax provision differs from the amount of income determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2007 primarily due to the valuation allowance.  The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income.   Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable are made up of the following at December 31, 2007:

2007
Three-month noninterest bearing note	$25,000
Note payable to seller of Bastrop and Caldwell County leases	317,697
Noninterest bearing liability related to Bastrop and Caldwell County leases	369,022
Total notes payable	$711,719
Less: current portion of notes payable	(347,762)
Noncurrent notes payable	$363,957

There were no notes payable as of December 31, 2006.

Notes Payable

On January 30, 2007, USA Superior borrowed $25,000 under a three-month noninterest bearing note from a private investor with a maturity date of March 31, 2007.  The note remains unpaid and is in default.  Interest has been accruing at the default interest rate of 18 percent per annum.

On November 21, 2007, USA Superior borrowed $15,000 under a three-month note with a maturity date of January 21, 2008 and bearing interest at 10%.  The note was repaid with the proceeds of the sale of common stock in November 2007.

Notes Payable – Bastrop and Caldwell County, Texas Leases

As a portion of the consideration for the purchase of the Bastrop and Caldwell County, Texas leases, USA Superior issued a $350,000 note payable to the seller.  The note bears interest at 5% and requires monthly payments of $15,000 plus interest.  As of December 31, 2007, USA Superior was in default on the payments of the note.  On April 11, 2008, USA Superior paid the lender $50,000 for attorney fees and a partial payment on the note and entered into a Renewal and Extension Promissory Note which settled the default.  Under the terms of the new note, USA Superior must make monthly payments of $15,000 plus 8% interest beginning May 15, 2008.  All unpaid principal and interest is due October 15, 2008.  This note is secured by USA Superior’s interest in the Bastrop and Caldwell County leases and by 500,000 shares of USA Superior’s common stock which were pledged by the Company’s CEO.

As additional consideration for the purchase of the Bastrop County, Texas leases, USA Superior agreed to assume the seller’s noninterest bearing liability to a third party in the total amount of $440,000.  This note requires payments of 25 percent of the net revenue from the production of the leases, with minimum payments of $7,500 per month and $120,000 per year.  This note was recorded at the present value of the future cash payments of $400,097.  Management used an interest rate of 5% to discount this rate, because it was the same as the rate on the note payable to the seller described above.  USA Superior made principal payments of $34,350 during the year ended December 31, 2007 and is currently in default on the note due to the fact that all required payments have not been made on the note.

Convertible Debenture

On October 30, 2007, USA Superior issued a $2.5 million secured convertible debenture to a private investor in exchange for $200,000 cash and a $2.3 million secured promissory note from the investor.  The convertible debenture bore interest at 9.75% with interest payments due monthly beginning in April 2008 and matures October 30, 2011.  Principal was due at maturity.  The debenture could be repaid in portion or in full at any time at 125% of the then outstanding principal and accrued interest and issuing warrants to purchase 200,000 shares.  The debenture provided the lender the right to convert any or all of the outstanding balance to USA Superior shares of common stock at a conversion rate of the lesser of 80 percent of the average of the lowest three trading prices of the common share during the 20 days prior to conversion or $0.50 with certain prepayment rights by USA if the price is below $0.20 on the day the conversion election is made.  If the lender elects to convert all or a portion of the debenture and the conversion price is less than $0.16, USA Superior has the option to prepay the note at 150% rather than converting the note.

USA Superior evaluated the terms of the convertible debenture in accordance with EITF 98-5 and EITF 00-27 and concluded that this debenture did not result in a derivative.  USA Superior evaluated the terms of the convertible debenture and concluded that there was a beneficial conversion feature since the note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $200,000 at inception based on the intrinsic value of the discount.  The discount was being amortized using the effective interest method over the four year term of the note.    For the period this note was outstanding, $3,593 was charged to interest expense associated with the amortization of the debt discount.

The secured promissory note bore interest at 10% with interest payable to USA Superior monthly beginning in April 2008 and requires monthly payments of $250,000 to USA Superior, under certain conditions.

This debenture was refinanced on November 20, 2007 by the payment of $200,000 to the lender, the cancelation of the $2.3 million secured promissory note receivable, and the issuance of a three year noninterest bearing $625,000 convertible debenture.  The new debenture requires a single payment of $625,000 on November 20, 2010 and may not be prepaid without the prior approval of the lender.  USA Superior calculated the present value of the note using an interest rate of 9.75% which was the same rate as the original debenture.  The new debenture is recorded at its present value of $468,136.  The new debenture is convertible into common stock of USA Superior at a conversion rate of 95% of the average of the three lowest trading prices during the 20 trading days prior to conversion at the option of the holder.  USA Superior may choose to prepay the new debenture at 110% of the principal amount after the lender has issued a notice of conversion.  USA Superior compared the discounted present value of the cash flows under the original debenture and the new debenture and determined that the difference in the cash flows was greater than ten percent.  Accordingly, the issuance of the new debenture was treated as an extinguishment of the original convertible debenture and the issuance of a new debenture and recorded a loss of $403,759 on the transaction.

USA Superior evaluated the terms of the convertible debenture in accordance with EITF 98-5 and EITF 00-27 and concluded that this note did not result in a derivative.  USA Superior evaluated the terms of the convertible debenture and concluded that there was a beneficial conversion feature since the note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $261,144 at inception based on the intrinsic value of the discount.  For the period from November 20, 2007 through December 31, 2007, $3,828 was charged to interest expense associated with the amortization of the debt discount.  At December 31, 2007, the convertible debenture was recorded on the balance sheet at $215,947, which is made up of the discounted face value of the note of $473,263 offset by the unamortized discount of $257,316.

Convertible Demand Note

On December 18, 2007, USA Superior received proceeds of $225,000 in exchange for a $270,000 convertible note payable.   The note bears interest at 12.0% per annum; is convertible at the lesser of 50% of the lowest trading price during the 20 trading days prior to conversion or $0.79 per share of common stock; and provided for a payment on maturity or upon the occurrence of certain events; but no later than December 18, 2010.

USA Superior evaluated the terms of the convertible note in accordance with EITF 98-5 and EITF 00-27 and concluded that this note did not result in a derivative.  USA Superior also concluded that there was a beneficial conversion feature since the note was convertible into shares of common stock at a discount to the market value of the stock.  The discount was valued at $261,144 at inception based on the intrinsic value of the discount at inception.  The discount is being amortized using the effective interest method over the three year term of the note.  For the year ended December 31, 2007, $25,846 was charged to interest expense associated with the amortization of the debt discount.  At December 31, 2007, the convertible demand note was recorded on the balance sheet at $27,000, which is made up of the face amount of the note of $270,000 and accrued interest of $1,154 offset by the unamortized discount of $244,154.

Future maturities

Future maturities of long-term debt are as follows as of December 31, 2007:

2008	$617,762
2009	237,435
2010	558,136
2011	36,522
2012	-
Thereafter	-
$1,449,855

NOTE 9 – STOCKHOLDERS’ EQUITY

Issuance of Common Shares and Warrants in Private Placement Offerings

During 2007, USA Superior sold units in private placement offerings.  Each unit consisted of one share of common stock and one warrant.  Each warrant is exercisable at a price of $0.80 per common share for a period of two years.  The relative fair value of the common stock and warrants was estimated through use of the Black-Scholes option pricing model.  The parameters used in the calculation of the Black-Scholes fair values for the warrants are provided in the following table:

Issue Date	Volatility	Risk-Free Interest Rate	Common Share Price	Term (years)
February 2, 2007	114%	4.94%	$1.05	2
March 12, 2007	114%	4.62%	$0.82	2
March 16, 2007	114%	4.58%	$0.97	2
March 18, 2007	114%	4.82%	$0.82	2

Summarized in the following table are USA Superior’s sales of units during the year ended December 31, 2007 and the associated estimated relative fair values of the shares of common stock and the warrants that comprised the units sold:

Date	Number of Units	Price Per Unit	Total Proceeds	Common Stock	Warrant

February 2, 2007	1,250,000	$0.40	$500,000	$376,676	$123,374
March 12, 2007	500,000	0.40	200,000	153,591	46,409
March 16, 2007	625,000	0.40	250,000	189,525	60,475
March 18, 2007	125,000	0.40	50,000	38,386	11,614

Sales of common stock for cash

In November 2007, USA Superior sold 400,000 shares of common stock to a private investor for cash proceeds of $280,000.

Shares Issued for Services

In conjunction with the merger, USA Superior issued 3,020,000 shares of common stock for services provided in relation to the reverse merger.  These shares had a market value of $3,020,000 on the date of the reverse merger.  Of the total shares issued for services, 2,720,000 shares were issued to employees of USA Superior.

In January 2007, USA Superior entered into a consulting agreement with The Regency Group, LLC for the provision of services relating to investor relations, public relations agreement and public company website maintenance, pursuant to which The Regency Group received 500,000 shares of common stock of USA Superior.

In November 2007, the Company’s CEO transferred 2.5 million shares of common stock valued at $2,175,000 to a consultant.  The value of these shares has been included in general and administrative expense with a corresponding increase in additional paid-in capital.

NOTE 10 - SUBSEQUENT EVENTS

In January 2008, USA Superior sold 400,000 shares of common stock to an employee and received a stock subscription receivable of $130,000.  USA Superior recorded compensation expense of $170,000 which represents the difference between the price to be paid by the employee and the market value of the stock on the date of the transaction.

On March 1, 2008, as amended April 22, 2008, USA Superior entered into an agreement with a third party for financial advisory services for the period from March 1, 2008 through January 31, 2010.  Under the terms of the contract USA Superior will make monthly payments of $5,000 through the term of the contract.  In addition, USA Superior has issued a warrant to purchase 1,000,000 shares of common stock for a period of five years at an exercise price of $0.17 and USA Superior’s CEO will pay the third-party 1,250,000 shares of the common stock owned by him.

 SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. Crude oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.

The Company retained Cathedral Resources, independent third-party reserve engineers, to perform an independent evaluation of proved reserves as of December 31, 2007. Results of drilling, testing and production subsequent to the date of the estimates may justify revision of such estimates.  Accordingly, reserve estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered. All of the Company’s reserves are located in the United States.

There were no proved reserves at December 31, 2006

The following supplemental unaudited information regarding USA Superior’s oil and gas activities is presented pursuant to the disclosure requirements of SFAS No. 69.  The standardized measure of discounted future net cash flows is computed by applying fiscal year-end prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on fiscal year-end cost estimates assuming continuation of existing economic conditions) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on fiscal year-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.  The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

Capitalized Costs Relating to Oil and Gas Producing Activities as of December 31, 2007 and 2006:

	2007	2006
Proved properties
Mineral interests	$287,524	$-
Wells, equipment and facilities	969,670	19,031
Total proved properties	1,257,194	19,031

Unproved properties
Mineral interests	$348,086	$348,086
Uncompleted wells, equipment and facilities	-	-
Total unproved properties	348,086	348,086

Less: accumulated depreciation, depletion and amortization	(36,991)	-
Net capitalized costs	$1,568,289	$367,117

Costs Incurred in Oil and Gas Producing Activities for the Years Ended December 31, 2007 and 2006:

	2007	2006
Acquisition of proved properties	$1,238,163	$-
Acquisition of unproved properties	-	-
Development costs	197,775	19,031
Exploration costs	-	3,330
Total costs incurred	$1,435,938	$370,447

Results of Operations for Oil and Gas Producing Activities for the Year Ended December 31, 2007:

2007
Revenues	$230,050
Production costs	(170,529)
Exploration expenses	-
Depreciation, depletion and amortization	(36,991)
Accretion expense	(7,865)
Income before income tax	14,665
Income tax	-
Results of operations from oil and gas producing activities	$14,665

Proved Reserves:

USA Superior’s proved oil and natural gas reserves have been estimated by independent petroleum engineers. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors.  All proved reserves are located in the United States. Proved reserves as of December 31, 2007 are summarized in the table below:

Proved Natural Gas and Oil Reserves at December 31, 2007:

	Oil (Bbls)	Gas (Mcf)
Proved reserves - beginning of period	-	-
Purchase of minerals in place	448,877	32,301
Production	(3,854)	-
Proved reserves - end of period	445,023	32,301

Proved developed reserves - end of period	194,372	-

Standardized Measure of Discounted Future Net Cash Flows at December 31, 2007:

2007
Future cash inflows	$39,556,773
Future production costs	(16,569,591)
Future development costs	(4,000,000)
Future income taxes	(6,218,443)
10% annual discount for estimated timing of cash flows	(10,185,780)
Standardized measure of discounted future net cash flows:	$2,582,959

Future cash inflows are computed by applying year-end commodity prices, adjusted for location and quality differentials on a property-by-property basis, to year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements at year-end. In its 2007 year-end reserve report, the Company used the December 31, 2007 WTI Cushing spot price of $96.01 per Bbl and Henry Hub spot natural gas price of $7.465 per MMbtu, adjusted by property for energy content, quality, transportation fees, and regional price differentials. The weighted average price over the lives of the properties was $88.45 per Bbl for oil and $6.00 per Mcf for gas.

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved crude oil and natural gas reserves at the end of the year, based on the year-end costs, and assuming continuation of existing economic conditions. While the Company believes that future operating costs can be reasonably estimated, future prices are difficult to estimate since market prices are influenced by events beyond its control. Future global economic and political events will most likely result in significant fluctuations in future oil prices, while future U.S. natural gas prices will continue to be influenced by primarily domestic market factors, including supply and demand, weather patterns and public policy .

Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the estimated future pretax net cash flows relating to the Company’s proved crude oil and natural gas reserves, less the tax basis of the properties involved. The future income tax expenses give effect to tax credits and allowances, but do not reflect the impact of general and administrative costs and exploration expenses of ongoing operations relating to the Company’s proved crude oil and natural gas reserves.

Changes in Standardized Measure of Discounted Future Net Cash Flows for the Year Ended December 31, 2007:

2007
Beginning of period	$-
Purchase of minerals in place	3,852,913
Sales of oil and gas produced, net of production costs	(59,521)
Net change in income taxes	(1,257,914)
Timing and other	47,481

End of period	$2,582,959

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company dismissed of Kyle L. Tingle, CPA, LLC (“Tingle”) as auditor on March 16, 2007, and engaged Larry O’Donnell, CPA, P.C. (“O’Donnell”) as auditors for the Company on March 16, 2007. The Company dismissed Larry O’Donnell, CPA, P.C. as auditors on December 21, 2007, and engaged Malone & Bailey, P.C. on December 21, 2007 to audit the balance sheet of the Company as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. No audit committee exists other than the members of the Board of Directors.

In connection with audit of the two most recent fiscal years and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of        procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

Neither the audit reports by Tingle nor O’Donnell contained an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty,  audit scope, or accounting principles.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. The disclosure controls and procedures are not effective and during the second quarter of fiscal 2008 management will be implementing effective disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, during the second quarter of the current fiscal year, our management will implement an assessment of our internal control over financial reporting, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  It is the opinion of our management that our internal control over financial reporting is currently not effective.

ITEM 9B. OTHER INFORMATION

NONE

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of and certain biographical information of our directors, executive officers, and key employees as of the date of this filing are as follows:

Name                                         Age              Position
G. Rowland Carey                                                       66              Chairman of the Board, Chief Executive Officer,
President
Jerry D. Witte                                                       55              Vice President, Director
Tonya Chadwick                                                       33              Executive Vice President, Secretary

G. ROWLAND CAREY, is a Director and the Chief Executive Officer of the Company. Mr. Carey graduated from the University of North Carolina-Chapel Hill with a Bachelor of Arts in History in 1964. Prior to becoming Chief Executive Officer of the Company he was the Managing Member of USA Superior, LLC and President/Director (2006) of USA Superior Energy, Inc., a Delaware corporation. From May 1990 to 2001 he was the President and CEO of Coast Capital, LLC., which provided equipment financing to oil and gas companies. From June 1983 to August 1985 he was the Co-founder and President of Gardner-Carey, Inc. specializing in the development of rural land into subdivisions.

JERRY D. WITTE, is a Director and the Vice President of the Company.  Mr. Witte graduated from the University of Southern Florida. Prior to becoming Secretary of the Company, he was the Secretary and Director (2006) of USA Superior Energy, Inc., a Delaware corporation. Mr. Witte was President and technical scientist for TriLucent Technologies, a public company that utilized remote sensing and radar based hydrocarbon identification for resource development. From 1985 to 1998, Mr. Witte was a senior project manager for SONAT Exploration where he was involved in numerous projects.  From 1979 to present, Mr. Witte has consulted in areas including but not limited to geophysics, geochemistry, petrophysics and the development of enhancement technologies in the oil and gas industry.

TONYA CHADWICK, is the Secretary and the Executive Vice President of the Company. She has been with the Company since October 2007, and has served as its Secretary of the Board and Executive Vice President since February 28, 2008.

There are no family relationships among our directors and executive officers.  No director, executive officer or promoter has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years. No director, executive officer or promoter has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director, executive officer or promoter has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director, executive officer or promoter has been found by a court to have violated a federal or state securities or commodities law during the past five years.

None of our directors or executive officers or their respective immediate family members or affiliates is indebted to the Company.

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

The following persons failed to file forms on a timely basis during the past twofiscal years as required under Section 16(a) as follows:

NONE.

Corporate Governance

We are not a "listed company" under SEC rules and are, therefore, not required to have an audit committee comprised of independent directors. Our entire Board serves as our audit committee. No member of our Board is considered "independent" pursuant to Section 10A(m)(3) of the  Securities Act of 1934, as amended.  The Board has determined that its members are able to read and understand fundamental financial statements and have substantial business experience that results in their financial sophistication. Accordingly, the Board believes that its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations of members of the audit committee.

Additionally, our Board does not have a standing compensation or nominating committee.  Because we do not have such committees, our full Board performs the functions of such committees. In considering  director nominees, at a minimum, our  Board  will  consider:  (i)  whether  the  director  nominee  provides  the appropriate  experience  and expertise in light of the other members currently serving  on the board  and  any  other  factors  relating  to the  ability  and willingness of a nominee to serve on the board,  (ii) the number of other boards and  committees on which the nominee  serves, and (iii) the director  nominee's business or other relationship, if any, with us, including whether the director nominee would he subject to a disqualifying factor in determining the nominee's "independence" as defined by the listing  standards of the relevant securities exchanges. As of the date of this filing, our Board has not adopted procedures for the recommendation of nominees for the board of directors. Our Board will accept nominations from our stockholders.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation Discussion, Analysis, and Table

In the fiscal year ended December 31, 2007, the only compensation issued to any Director, Officer, or employee was salary and stock awards. The Company did not issue any option awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings, pension benefits or any other compensation. All disclosed Officers or Directors were compensated by the Company for the first time in the 2007 fiscal year, and thus no prior year’s compensation data is disclosed. There are no payments to any of our executive officers in connection with a termination or on a change in control. The following table sets forth all compensation paid to executives during fiscal year ended December 31, 2007.

Executives Compensation Table

		Executives Compensation Table

Name and Principal	Year	Salary	Stock Awards	Total
Position
G. Rowland Carey	2007	$93,975	None	93,975
Chairman & CEO

Jerry D. Witte	2007	$100,419	$1,190,000*	$1,290,419
$1,290,419
Vice President

Tonya Chadwick**	2007	$6,749	None	$6,749
Executive VP

Randy Holifield	2007	$85,855	$340,000*	$429,255
Fields Operations Supervisor

* Mr. Witte was given 1,190,000 shares, and Mr. Holifield was given 340,000 shares that closed at $1.00 on January 16, 2007

** Ms. Chadwick was on contract through December 31, 2007, and has been on salary starting January 1, 2008

Compensation of Directors

The following table sets forth all compensation paid to executives during fiscal year ended December 31, 2007.

Name and principal	Year	Salary	Stock Awards		Total

G. Rowland Carey	2007	$93,975	None	$93,975
Chairman
Jerry D. Witte	2007	$100,419		$1,190,000 *	$1,290,419
Director
Paul Eads	2007	$50,695	$1,190,000 *	$1,240,695
Director**

* Mr. Witte and Mr. Eads were each given 1,190,000 shares that closed at $1.00 on January 16, 2007

** Mr. Eads resigned on February 27, 2007

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For the fiscal year ended December 31, 2007, and as of the date of this filing, the Company’s Board of Directors has not authorized any equity compensation plan, nor does the Company have any equity compensation plan.

We have set forth in the following table certain information regarding our Common Stock  beneficially owned on the date of this Information  Statement for each  stockholder  we  know  to be the beneficial owner of 5% or more of our outstanding Common Stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security, or the power to dispose or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Except as otherwise indicated, each stockholder named in the table has sole voting and investment power with respect to the shares beneficially owned. On the date of this filing, there were 56,160,000 shares of common stock outstanding.

	Amount & Nature
Name and Position of Beneficial Owner	of Beneficial Ownership	Percent

G. Rowland Carey	27,952,500	49.77%
Chief Executive Officer,
Chairman of Board

Jerry D. Witte,	962,794	1.71%
Vice President, Director

Tonya Chadwick	0	0%
Executive V.P., Secretary

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the fiscal year ended December 31, 2007, the Company did not enter into any transactions with related persons in which the amount involved exceeds $120,000.

Independence of Directors

The Company has no independent Directors, nor does it have a separately designated compensation, nominating or audit committee

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

General

Albeck Financial Services Inc. is the Company’s accountants, and Malone & Bailey, PC ("Malone") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Malone’s independence. The Company's Board of Directors acts as the audit committee and had no "pre-approval policies and procedures" in effect for the engagement for the audit year 2007 and 2006.

On March 2007, O'Donnell was engaged by the Company's Board of Directors to perform the audit of the financial statements for the year end December 31, 2006.  The audit fees paid to Tingle during the year ended December 31, 2006 was for work on the audit of 2005 financial statements and review of the filings for the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006.

Audit Fees

The following table represents aggregate fees billed to the Company for the year ended December 31, 2007 by O’Donnell, and year ended December 31, 2006 by Tingle.

                                   Year Ended December 31,
                                    12/31/2007                            12/31/2006

         Audit Fees            $61,575                               $28,500

All audit work was performed by the auditors' full time employees.

Audit-Related Fees

NONE

Tax Fees

There were no tax fees or other fees in 2007 or 2006 paid to Auditors or Auditors' affiliates.

All Other Fees

NONE

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Exhibit No.                                Description

2.1                      Agreement & Plan of Merger Between Comlink & USA Superior Energy,Inc.(1)
3.1                   Articles of Incorporation (2)
3.2                   Articles of Amendment (2)
3.3                   Bylaws (2)
10.1                      Agreement of Sale and Purchase, dated March 6, 2007, from Orbis Operating,LLC*
31.1                 Sarbanes Oxley Certification (302) (President & CEO)*
31.2                 Sarbanes Oxley Certification (302) (CFO)*
32.1                 Sarbanes Oxley Certification (906) (President & CEO)*
32.2                 Sarbanes Oxley Certification (302) (CFO)*
99.1                      Cathedral Resources Report on Orbis Leases *
-------------------
* Filed herewith.

(1) Incorporated by reference to Form 8-K12G3, filed with the Securities and Exchange Commission on January 16, 2007.

(2)Incorporated by reference to Registration Statement No. 333-117114, filed with the Securities and Exchange Commission on July 7, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA Superior Energy Holdings, Inc.
(the “Registrant”)

By: _/s/ Rowland Carey
                              Rowland Carey
                    President, Chief Executive Officer,
                    & Chief Financial Officer

Dated: May 16, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

G. Rowland Carey	Chairman of the Board,	May 16, 2008
President,
Chief Executive Officer,
Chief Financial Officer

Jerry D. Witte	Director,	May 16, 2008
Vice President

Tonya Chadwick	Secretary,	May 16, 2008
Administrative Vice President

EXHIBIT INDEX

Exhibit No.

2.1                      Agreement & Plan of Merger Between Comlink & USA Superior Energy,Inc.(1)
3.1                   Articles of Incorporation (2)
3.2                   Articles of Amendment (2)
3.3                   Bylaws (2)
10.1                      Agreement of Sale and Purchase, dated March 6, 2007, from Orbis Operating,LLC*
31.1                 Sarbanes Oxley Certification (302) (President & CEO)*
31.2                 Sarbanes Oxley Certification (302) (CFO)*
32.1                 Sarbanes Oxley Certification (906) (President & CEO)*
32.2                 Sarbanes Oxley Certification (302) (CFO)*
99.1                      Cathedral Resources Report on Orbis Leases *