Form 10-Q
period 2008-05-15
USA SUPERIOR ENERGY HOLDINGS, INC.
filed 2008-05-20
CIK 1277575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

333-117114
--------------------------------------
Commission File number

USA SUPERIOR ENERGY HOLDINGS, INC.
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                                                                  NEVADA                                                                                   30-0220588
                                             -------------------------                                                                             ----------------------
                                            (State or other  jurisdiction of incorporation)                          (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_|  No |X|

Contrary to the rules of the SEC, the Company's consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007
(Unaudited)

ASSETS	March 31, 2007	December 31, 2007
Current assets
Cash and cash equivalents	$41,625	$256,943
Restricted cash	50,000	50,000
Accounts receivable	2,500	-
Prepaid expenses	1,092,519	24,699
Total current assets	1,186,644	331,642

Oil and gas properties, including $348,086 of unproved properties, net of accumulated depletion, depreciation and amortization of $52,257 and $36,991, respectively – using full cost method of accounting	1,553,023	1,568,289
Office equipment, net of depreciation of $14,839 and $9,391, respectively	28,294	34,372
Other assets	750	750

Total assets	$2,768,711	$1,935,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$352,895	$326,730
Convertible demand note, net of unamortized discount of $ 242,207 and $244,154, respectively	36,936	27,000
Current portion of notes payable	372,403	347,762
Advances payable – related party	109,259	114,259
Total current liabilities	871,493	815,751

Convertible debenture, net of unamortized discount of $248,084 and $257,316, respectively	236,715	215,947
Notes payable	363,957	363,957
Asset retirement obligations	116,050	115,520
Total liabilities	1,588,215	1,511,175

STOCKHOLDERS’ EQUITY
Common shares, $0.001 par value, 150,000,000 shares authorized, 56,160,000 and 55,760,000 shares issued and outstanding, respectively	56,160	55,760
Additional paid-in capital	9,364,470	7,924,850
Stock subscription receivable	(130,000)	-
Accumulated deficit	(8,110,134)	(7,556,732)
Total stockholders’ equity	1,180,496	423,878

Total liabilities and stockholders’ equity	$2,768,711	$1,935,053

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenue	$115,563	$15,443

Operating expenses
Lease operating expenses	89,495	18,763
General and administrative, including stock based compensation of $217,501 and $3,020,000, respectively	516,505	3,375,085
Depreciation, depletion and amortization	21,243	1,069
Total operating expenses	627,243	3,394,917
Operating loss	(511,680)	(3,379,474)

Other income (expense)
Interest expense	(41,722)	-
Total other expense	(41,722)	-

Net loss	(553,402)	(3,379,474)

Net loss per share:
Basic and diluted	$(0.01)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	56,064,348	35,666,630

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years three months ended March 31, 2008
(Unaudited)

	Common Shares	Par Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Total

Balance, December 31, 2007	55,760,000	$55,760	$7,924,850	$-	$(7,556,732)	$423,878

Shares issued in exchange for subscription receivable	400,000	400	299,600	(130,000)	-	170,000
Warrants issued for services	-	-	550,020	-	-	550,020
Shares transferred by CEO for services	-	-	590,000	-	-	590,000
Net loss	-	-	-	-	(553,402)	(553,402)

Balance, March 31, 2008	56,160,000	$56,160	$9,364,470	$(130,000)	$(8,110,134)	$1,180,496

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(553,402)	$(3,379,474)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation, depletion and amortization	21,243	1,069
Amortization of debt discount	11,179	-
Stock based compensation	217,501	3,020,000
Net change in operating assets and liabilities	158,161	(250,939)
NET CASH USED BY OPERATING ACTIVITIES	(145,318)	(609,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(41,528)
Investment in oil and gas properties	-	(400,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(441,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of short-term debt	-	25,000
Proceeds from sale of units	-	1,000,000
Capital contributions from shareholder	-	161,976
Repayments of notes payable	(70,000)	-
CASH FLOWS USED BY FINANCING ACTIVITIES	(70,000)	1,186,976

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(215,318)	136,104
Cash and cash equivalents, beginning of period	256,943	297
Cash and cash equivalents, end of period	$41,625	$136,401

	2007	2006
Cash paid for:
Interest	$1,001	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase oil and gas properties through issuance of notes payable	$750,097	$-
Recapitalization	18,360	-
Asset retirement obligation incurred	-	88,066

The accompanying notes are an integral part of these consolidated financial statements

USA SUPERIOR ENERGY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Contrary to the rules of the SEC, the Company's consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.

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

On January 16, 2007, USA Superior and Comlink Communications Company (“Comlink”) consummated a merger that was effected through a reverse merger in which the shareholders of USA Superior agreed to receive 34,000,000 shares of common stock of Comlink in exchange for 100% of the issued and outstanding shares of USA Superior.  Concurrent with the merger, USA Superior’s executive management and directors assumed control and responsibility for Comlink’s activities and its strategic direction.   The merger effected a change in control of Comlink and immediately following the merger, USA Superior’s former stockholders held approximately 59% of Comlink’s issued and outstanding common shares.  After the merger, Comlink’s name was changed to USA Superior Energy Holdings, Inc., and the stock symbol was changed to OTCBB: USSU.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim financial statements have been prepared based on accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to financial statements which would substantially duplicate disclosure contained in the audit consolidated financial statements for the most recent fiscal year, found in the Company’s Form 10-K, have been omitted.

Basis of presentation

USA Superior’s unaudited consolidated balance sheets as of March 31, 2008 and December 31, 2008 and related consolidated statements of operations, stockholders’ equity and cash flow for the three months ended March 31, 2008 and 2007 are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission.

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

Revenue and cost recognition

USA Superior uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which USA Superior is entitled based on our interest in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  USA Superior had no imbalances as of March 31, 2008 and December 31, 2007.  Costs associated with production are expensed in the period incurred.

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

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes Payable – Bastrop and Caldwell County, Texas Leases

As a portion of the consideration for the purchase of the Bastrop and Caldwell County, Texas leases, USA Superior issued a $350,000 note payable to the seller.  The note bears interest at 5% and requires monthly payments of $15,000 plus interest.  As of December 31, 2007, USA Superior was in default on the payments of the note.  On April 11, 2008, USA Superior paid the lender $50,000 for attorney fees and a partial payment on the note and entered into a Renewal and Extension Promissory Note which settled the default.  Under the terms of the new note, USA Superior must make monthly payments of $15,000 plus 8% interest beginning May 15, 2008.  All unpaid principal and interest is due October 15, 2008.  This note is secured by 500,000 shares of USA Superior’s common stock which were pledged by the Company’s CEO and USA Superior’s interest in the Bastrop County leases.

As additional consideration for the purchase of the Bastrop County, Texas leases, USA Superior agreed to assume the seller’s noninterest bearing liability to a third party in the total amount of $440,000.  This note requires payments of 25 percent of the net revenue from the production of the leases, with minimum payments of $7,500 per month and $120,000 per year.  This note was recorded at the present value of the future cash payments of $400,097.  Management used an interest rate of 5% to discount this rate, because it was the same as the rate on the note payable to the seller described above.  USA Superior is currently in default on the note due to the fact that all required payments have not been made on the note.

NOTE 5 – STOCKHOLDERS’ EQUITY

Issuance of Common Shares and Warrants

On March 1, 2008, as amended April 22, 2008, USA Superior entered into an agreement with a third party for financial advisory services for the period from March 1, 2008 through February 28, 2010.  Under the terms of the contract USA Superior will make monthly payments of $5,000 for a total of 23 months.  In addition, USA Superior has issued a warrant to purchase 1,000,000 shares of common stock for a period of five years at an exercise price of $0.17 and USA Superior’s CEO will pay the third-party 1,250,000 shares of the common stock owned by him.  The warrants were valued at $550,020 using the Black-Scholes model with the following assumptions:

Assumption
Exercise price	$ 0.17
Stock price on the issuance date	$ 0.59
Term (years)	5
Risk free interest rate	2.50%
Volatility	130%

The stock transferred by the CEO of USA Superior was valued at $590,000 based on its trading price on the issuance date.  These amounts have been recorded as a prepaid asset and are being amortized over the two year term of the agreement.

Issuance of Common Stock for Subscription Agreement

In January 2008, USA Superior issued 400,000 shares of stock to an employee of the company in exchange for a stock subscription receivable in the amount of $130,000.  The shares were valued at $300,000 on the date of issuances.  USA Superior recognized $170,000 of compensation expense related to the difference in the market value of the shares and the cash to be received from the employee.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

IMPORTANT DISCLOSURE
Contrary to the rules of the SEC, the Company's consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007
(Unaudited)

ASSETS	March 31, 2007	December 31, 2007
Current assets
Cash and cash equivalents	$41,625	$256,943
Restricted cash	50,000	50,000
Accounts receivable	2,500	-
Prepaid expenses	1,092,519	24,699
Total current assets	1,186,644	331,642

Oil and gas properties, including $348,086 of unproved properties, net of accumulated depletion, depreciation and amortization of $52,257 and $36,991, respectively – using full cost method of accounting	1,553,023	1,568,289
Office equipment, net of depreciation of $14,839 and $9,391, respectively	28,294	34,372
Other assets	750	750

Total assets	$2,768,711	$1,935,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$352,895	$326,730
Convertible demand note, net of unamortized discount of $ 242,207 and $244,154, respectively	36,936	27,000
Current portion of notes payable	372,403	347,762
Advances payable – related party	109,259	114,259
Total current liabilities	871,493	815,751

Convertible debenture, net of unamortized discount of $248,084 and $257,316, respectively	236,715	215,947
Notes payable	363,957	363,957
Asset retirement obligations	116,050	115,520
Total liabilities	1,588,215	1,511,175

STOCKHOLDERS’ EQUITY
Common shares, $0.001 par value, 150,000,000 shares authorized, 56,160,000 and 55,760,000 shares issued and outstanding, respectively	56,160	55,760
Additional paid-in capital	9,364,470	7,924,850
Stock subscription receivable	(130,000)	-
Accumulated deficit	(8,110,134)	(7,556,732)
Total stockholders’ equity	1,180,496	423,878

Total liabilities and stockholders’ equity	$2,768,711	$1,935,053

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenue	$115,563	$15,443

Operating expenses
Lease operating expenses	89,495	18,763
General and administrative, including stock based compensation of $217,501 and $3,020,000, respectively	516,505	3,375,085
Depreciation, depletion and amortization	21,243	1,069
Total operating expenses	627,243	3,394,917
Operating loss	(511,680)	(3,379,474)

Other income (expense)
Interest expense	(41,722)	-
Total other expense	(41,722)	-

Net loss	(553,402)	(3,379,474)

Net loss per share:
Basic and diluted	$(0.01)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	56,064,348	35,666,630

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years three months ended March 31, 2008
(Unaudited)

	Common Shares	Par Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Total

Balance, December 31, 2007	55,760,000	$55,760	$7,924,850	$-	$(7,556,732)	$423,878

Shares issued in exchange for subscription receivable	400,000	400	299,600	(130,000)	-	170,000
Warrants issued for services	-	-	550,020	-	-	550,020
Shares transferred by CEO for services	-	-	590,000	-	-	590,000
Net loss	-	-	-	-	(553,402)	(553,402)

Balance, March 31, 2008	56,160,000	$56,160	$9,364,470	$(130,000)	$(8,110,134)	$1,180,496

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(553,402)	$(3,379,474)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation, depletion and amortization	21,243	1,069
Amortization of debt discount	11,179	-
Stock based compensation	217,501	3,020,000
Net change in operating assets and liabilities	158,161	(250,939)
NET CASH USED BY OPERATING ACTIVITIES	(145,318)	(609,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(41,528)
Investment in oil and gas properties	-	(400,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(441,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of short-term debt	-	25,000
Proceeds from sale of units	-	1,000,000
Capital contributions from shareholder	-	161,976
Repayments of notes payable	(70,000)	-
CASH FLOWS USED BY FINANCING ACTIVITIES	(70,000)	1,186,976

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(215,318)	136,104
Cash and cash equivalents, beginning of period	256,943	297
Cash and cash equivalents, end of period	$41,625	$136,401

	2007	2006
Cash paid for:
Interest	$1,001	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase oil and gas properties through issuance of notes payable	$750,097	$-
Recapitalization	18,360	-
Asset retirement obligation incurred	-	88,066

The accompanying notes are an integral part of these consolidated financial statements

USA SUPERIOR ENERGY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Contrary to the rules of the SEC, the Company's consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.

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

On January 16, 2007, USA Superior and Comlink Communications Company (“Comlink”) consummated a merger that was effected through a reverse merger in which the shareholders of USA Superior agreed to receive 34,000,000 shares of common stock of Comlink in exchange for 100% of the issued and outstanding shares of USA Superior.  Concurrent with the merger, USA Superior’s executive management and directors assumed control and responsibility for Comlink’s activities and its strategic direction.   The merger effected a change in control of Comlink and immediately following the merger, USA Superior’s former stockholders held approximately 59% of Comlink’s issued and outstanding common shares.  After the merger, Comlink’s name was changed to USA Superior Energy Holdings, Inc., and the stock symbol was changed to OTCBB: USSU.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim financial statements have been prepared based on accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to financial statements which would substantially duplicate disclosure contained in the audit consolidated financial statements for the most recent fiscal year, found in the Company’s Form 10-K, have been omitted.

Basis of presentation

USA Superior’s unaudited consolidated balance sheets as of March 31, 2008 and December 31, 2008 and related consolidated statements of operations, stockholders’ equity and cash flow for the three months ended March 31, 2008 and 2007 are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission.

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

Revenue and cost recognition

USA Superior uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which USA Superior is entitled based on our interest in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  USA Superior had no imbalances as of March 31, 2008 and December 31, 2007.  Costs associated with production are expensed in the period incurred.

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

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes Payable – Bastrop and Caldwell County, Texas Leases

As a portion of the consideration for the purchase of the Bastrop and Caldwell County, Texas leases, USA Superior issued a $350,000 note payable to the seller.  The note bears interest at 5% and requires monthly payments of $15,000 plus interest.  As of December 31, 2007, USA Superior was in default on the payments of the note.  On April 11, 2008, USA Superior paid the lender $50,000 for attorney fees and a partial payment on the note and entered into a Renewal and Extension Promissory Note which settled the default.  Under the terms of the new note, USA Superior must make monthly payments of $15,000 plus 8% interest beginning May 15, 2008.  All unpaid principal and interest is due October 15, 2008.  This note is secured by 500,000 shares of USA Superior’s common stock which were pledged by the Company’s CEO and USA Superior’s interest in the Bastrop County leases.

As additional consideration for the purchase of the Bastrop County, Texas leases, USA Superior agreed to assume the seller’s noninterest bearing liability to a third party in the total amount of $440,000.  This note requires payments of 25 percent of the net revenue from the production of the leases, with minimum payments of $7,500 per month and $120,000 per year.  This note was recorded at the present value of the future cash payments of $400,097.  Management used an interest rate of 5% to discount this rate, because it was the same as the rate on the note payable to the seller described above.  USA Superior is currently in default on the note due to the fact that all required payments have not been made on the note.

NOTE 5 – STOCKHOLDERS’ EQUITY

Issuance of Common Shares and Warrants

On March 1, 2008, as amended April 22, 2008, USA Superior entered into an agreement with a third party for financial advisory services for the period from March 1, 2008 through February 28, 2010.  Under the terms of the contract USA Superior will make monthly payments of $5,000 for a total of 23 months.  In addition, USA Superior has issued a warrant to purchase 1,000,000 shares of common stock for a period of five years at an exercise price of $0.17 and USA Superior’s CEO will pay the third-party 1,250,000 shares of the common stock owned by him.  The warrants were valued at $550,020 using the Black-Scholes model with the following assumptions:

Assumption
Exercise price	$ 0.17
Stock price on the issuance date	$ 0.59
Term (years)	5
Risk free interest rate	2.50%
Volatility	130%

The stock transferred by the CEO of USA Superior was valued at $590,000 based on its trading price on the issuance date.  These amounts have been recorded as a prepaid asset and are being amortized over the two year term of the agreement.

Issuance of Common Stock for Subscription Agreement

In January 2008, USA Superior issued 400,000 shares of stock to an employee of the company in exchange for a stock subscription receivable in the amount of $130,000.  The shares were valued at $300,000 on the date of issuances.  USA Superior recognized $170,000 of compensation expense related to the difference in the market value of the shares and the cash to be received from the employee.

Item 2. Management’s Discussion Analysis of Financial Condition and Results of Operations
The following discussion will assist you in understanding our financial position, liquidity, and results of operations. The information below should be read in conjunction with the consolidated financial statements, and the related notes to consolidated financial statements. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy, and financial condition before we make any forward-looking statements, but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development, and acquisition expenditures as well as expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses, and interest costs that we believe are reasonable based on currently available information.

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

Ceiling Test

In applying the full cost method, we perform an annual ceiling test whereby the carrying value of oil and gas properties and production equipment, net of recorded future income taxes and the accumulated provision for site restoration and abandonment costs, is compared annually to an estimate of future net cash flow from the production of proven reserves. Costs related to undeveloped oil and gas properties are excluded from the ceiling tests. Discounted net cash flow, utilizing a 10% discount rate, is estimated using year end prices, less estimated future general and administrative expenses, financing costs and income taxes. Should this comparison indicate an excess carrying value, the excess is charged against earnings. For the years ended December 31, 2007 and 2006, no impairment of oil and gas properties was indicated.

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

We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At March 31, 2007 all of our cash deposits were within FDIC insured limits. We have not experienced any losses in such accounts.

Revenue and Cost Recognition

We use the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which we are entitled based on our interest in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  We had no imbalances as of December 31, 2007 and March 31, 2008.  Costs associated with production are expensed in the period incurred.

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

Business Strategy

USA Superior Energy Holdings, Inc. (the “Company”) is focused on acquiring, owning, operating and applying enhanced oil recovery (“EOR”) techniques to existing shallow fields of oil and gas.  The Company performs complete workover and stimulation services in these existing fields to restart or substantially increase production. It utilizes state-of-the-art workover and shallow-well drilling techniques in these fields including new and innovative technologies under development by the Company.  These new technologies include specialized shallow-well cased hole horizontal drilling (“CHHD”) and nitrogen (“N2”) injection which will be utilized to increase production volumes and reserve recoverability from the Company’s projects. Currently, the Company is involved in developing, owning and operating energy projects and prospects in East, Central and South Texas and currently has active projects and prospects in Bastrop, Caldwell, Navarro and Zavalla counties. These fields are known as the Bateman Project in Bastrop and Caldwell Counties (comprised of the Bateman Field and part of the adjacent Dale McBride Field), the Benton Field in Navarro County and the Del Monte Prospect in Zavalla County.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2007, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern. We incurred a net loss of $553,402 for the quarter ended March 31, 2008 and have a working capital deficit of $777,368 at March 31, 2008, excluding prepaid expenses relating primarily to services paid for with common stock.  We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for the quarter ended March 31, 2008 were cash flows from operations and draw down of our cash balances. During the quarter, we entered into a financing arrangement with our oil purchasing customers which allows for immediate payment on barrels delivered. While this may reduce the price we might otherwise receive for our production, we have been able to accelerate cash flow from revenues to enhance or liquidity by receiving cash upon the delivery of our barrels.

During the quarter ended March 31, 2008, net cash flow used by operating activities increased by $[541,000] to $[687,000], as compared to $[146,000] for our [2006 fiscal year], primarily because of our increased operating and general and administrative expenses only partially offset by increased revenues received during the year.  We expect our cash flow provided by operations to continue to increase during 2008, mainly due to increased oil and natural production resulting from our existing properties.  The Bastrop and Caldwell County properties were acquired in 2007 and were shut in for a portion of that year.  We expect to receive a full year of revenue from these wells in 2008.

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

We incurred capital expenditures totaling approximately $[442,000] during the quarter ended March 31, 2008. The capital expenditures primarily related to capitalizable costs associated with the Bateman Project.  We anticipate making additional capital expenditures of approximately $4,000,000 over the next several years to drill additional wells on our existing properties.  The remainder of our 2008 capital budget will be funded from a combination of our cash flow from operations, our cash and cash equivalents and the proceeds from offerings of debt and/or equity securities.

The required principal payments on our notes and debentures are as follows as of December 31, 2007:

2008	$ 618,000
2009	$ 237,000
2010	$ 558,000
2011	$ 37,000
$ 1,450,000

Changes in our working capital accounts from 2007 to 2008 include an increase in Accounts payable and accrued liabilities by $[169,000] to $[327,000] at March 31, 2008 due to the increase in operating activities.  Current notes payable increased to $372,403 from a $347,762 at December 31, 2007 due to accrual on our various borrowings.

On March 31, 2008, our current liabilities exceeded our current assets by $777,368, excluding prepaid expenses relating primarily to services paid for with common stock. While we expect to achieve positive cash flow from operations during 2008, we will require additional funding in order to complete our plans to develop additional wells on existing properties.

Results of Operations

Revenue

We produced [3,854] barrels of oil and recognized revenue of $115,563 during the quarter ended March 31, 2008, an increase of _____ barrels and $100,120 over 2007, primarily because we had a full quarter of production from the Bateman Project which was acquired in late in the first quarter of 2007 and because we realized significantly higher prices for our production.

Lease operating expense and production taxes

Our production costs totaled $89,495 during the quarter ended March 31, 2008, an increase of $70,732 over 2007, primarily because we had a full quarter of production from the Bateman Project which was acquired in late in the first quarter of 2007.

Accretion of asset retirement obligation

Accretion expense for the quarter ended March 31, 2008 was $[8,000], as compared to $[1,000] for same quarter in 2007. This reflects our acquisition of the Bastrop and Caldwell County properties during the first quarter of 2007.

Depletion, depreciation and amortization (DD&A)  For our quarter ended March 31, 2008, we recorded DD&A expense of $21,243, after having recorded only $1,069 of DD&A expense during the first quarter of 2007. Virtually all of this expense was attributable to depletion of our oil and gas properties, which were acquired during the first quarter of 2007.

General and administrative expense (G&A expense)

General and administrative expense for the quarter ended March, 31 2008 decreased $2,858,580 from the comparable 2007 period to $516,505. The largest portion of the reduction came from a decrease in stock based compensation of $[5,680,000] from the same period in 2007 which related to the reverse merger and compensation of key employees and consultants.  The other major component of general and administrative costs for the quarter ended March 31, 2008 included salaries of $[361,000].

Other income (expense)

Other income (expense) for the quarter ended March 31, 2008 was incurred interest expense of $41,722 during the quarter.  We incurred no interest expense during the same quarter in 2007 because the acquisition of the Bateman project and related financing occurred at the end of the first quarter of 2007.

Net loss

For the quarter ended March 31, 2008, our net loss decreased to $553,402, compared to our same quarter 2007 net loss of $3,379,474. The major components of the first quarter 2008 loss were general and administrative expenses of $516,505 including stock based compensation of $[5,680,000].

New Accounting Pronouncements

USA Superior does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flows

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Cheatham Note?

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information

Item 6. Exhibits

Contrary to the rules of the SEC, the Company's consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007
(Unaudited)

ASSETS	March 31, 2007	December 31, 2007
Current assets
Cash and cash equivalents	$41,625	$256,943
Restricted cash	50,000	50,000
Accounts receivable	2,500	-
Prepaid expenses	1,092,519	24,699
Total current assets	1,186,644	331,642

Oil and gas properties, including $348,086 of unproved properties, net of accumulated depletion, depreciation and amortization of $52,257 and $36,991, respectively – using full cost method of accounting	1,553,023	1,568,289
Office equipment, net of depreciation of $14,839 and $9,391, respectively	28,294	34,372
Other assets	750	750

Total assets	$2,768,711	$1,935,053

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$352,895	$326,730
Convertible demand note, net of unamortized discount of $ 242,207 and $244,154, respectively	36,936	27,000
Current portion of notes payable	372,403	347,762
Advances payable – related party	109,259	114,259
Total current liabilities	871,493	815,751

Convertible debenture, net of unamortized discount of $248,084 and $257,316, respectively	236,715	215,947
Notes payable	363,957	363,957
Asset retirement obligations	116,050	115,520
Total liabilities	1,588,215	1,511,175

STOCKHOLDERS’ EQUITY
Common shares, $0.001 par value, 150,000,000 shares authorized, 56,160,000 and 55,760,000 shares issued and outstanding, respectively	56,160	55,760
Additional paid-in capital	9,364,470	7,924,850
Stock subscription receivable	(130,000)	-
Accumulated deficit	(8,110,134)	(7,556,732)
Total stockholders’ equity	1,180,496	423,878

Total liabilities and stockholders’ equity	$2,768,711	$1,935,053

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenue	$115,563	$15,443

Operating expenses
Lease operating expenses	89,495	18,763
General and administrative, including stock based compensation of $217,501 and $3,020,000, respectively	516,505	3,375,085
Depreciation, depletion and amortization	21,243	1,069
Total operating expenses	627,243	3,394,917
Operating loss	(511,680)	(3,379,474)

Other income (expense)
Interest expense	(41,722)	-
Total other expense	(41,722)	-

Net loss	(553,402)	(3,379,474)

Net loss per share:
Basic and diluted	$(0.01)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	56,064,348	35,666,630

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the years three months ended March 31, 2008
(Unaudited)

	Common Shares	Par Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Total

Balance, December 31, 2007	55,760,000	$55,760	$7,924,850	$-	$(7,556,732)	$423,878

Shares issued in exchange for subscription receivable	400,000	400	299,600	(130,000)	-	170,000
Warrants issued for services	-	-	550,020	-	-	550,020
Shares transferred by CEO for services	-	-	590,000	-	-	590,000
Net loss	-	-	-	-	(553,402)	(553,402)

Balance, March 31, 2008	56,160,000	$56,160	$9,364,470	$(130,000)	$(8,110,134)	$1,180,496

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(553,402)	$(3,379,474)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation, depletion and amortization	21,243	1,069
Amortization of debt discount	11,179	-
Stock based compensation	217,501	3,020,000
Net change in operating assets and liabilities	158,161	(250,939)
NET CASH USED BY OPERATING ACTIVITIES	(145,318)	(609,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(41,528)
Investment in oil and gas properties	-	(400,000)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(441,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of short-term debt	-	25,000
Proceeds from sale of units	-	1,000,000
Capital contributions from shareholder	-	161,976
Repayments of notes payable	(70,000)	-
CASH FLOWS USED BY FINANCING ACTIVITIES	(70,000)	1,186,976

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(215,318)	136,104
Cash and cash equivalents, beginning of period	256,943	297
Cash and cash equivalents, end of period	$41,625	$136,401

	2007	2006
Cash paid for:
Interest	$1,001	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase oil and gas properties through issuance of notes payable	$750,097	$-
Recapitalization	18,360	-
Asset retirement obligation incurred	-	88,066

The accompanying notes are an integral part of these consolidated financial statements

USA SUPERIOR ENERGY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Contrary to the rules of the SEC, the Company's consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.

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

On January 16, 2007, USA Superior and Comlink Communications Company (“Comlink”) consummated a merger that was effected through a reverse merger in which the shareholders of USA Superior agreed to receive 34,000,000 shares of common stock of Comlink in exchange for 100% of the issued and outstanding shares of USA Superior.  Concurrent with the merger, USA Superior’s executive management and directors assumed control and responsibility for Comlink’s activities and its strategic direction.   The merger effected a change in control of Comlink and immediately following the merger, USA Superior’s former stockholders held approximately 59% of Comlink’s issued and outstanding common shares.  After the merger, Comlink’s name was changed to USA Superior Energy Holdings, Inc., and the stock symbol was changed to OTCBB: USSU.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim financial statements have been prepared based on accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to financial statements which would substantially duplicate disclosure contained in the audit consolidated financial statements for the most recent fiscal year, found in the Company’s Form 10-K, have been omitted.

Basis of presentation

USA Superior’s unaudited consolidated balance sheets as of March 31, 2008 and December 31, 2008 and related consolidated statements of operations, stockholders’ equity and cash flow for the three months ended March 31, 2008 and 2007 are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission.

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

Revenue and cost recognition

USA Superior uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which USA Superior is entitled based on our interest in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  USA Superior had no imbalances as of March 31, 2008 and December 31, 2007.  Costs associated with production are expensed in the period incurred.

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

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes Payable – Bastrop and Caldwell County, Texas Leases

As a portion of the consideration for the purchase of the Bastrop and Caldwell County, Texas leases, USA Superior issued a $350,000 note payable to the seller.  The note bears interest at 5% and requires monthly payments of $15,000 plus interest.  As of December 31, 2007, USA Superior was in default on the payments of the note.  On April 11, 2008, USA Superior paid the lender $50,000 for attorney fees and a partial payment on the note and entered into a Renewal and Extension Promissory Note which settled the default.  Under the terms of the new note, USA Superior must make monthly payments of $15,000 plus 8% interest beginning May 15, 2008.  All unpaid principal and interest is due October 15, 2008.  This note is secured by 500,000 shares of USA Superior’s common stock which were pledged by the Company’s CEO and USA Superior’s interest in the Bastrop County leases.

As additional consideration for the purchase of the Bastrop County, Texas leases, USA Superior agreed to assume the seller’s noninterest bearing liability to a third party in the total amount of $440,000.  This note requires payments of 25 percent of the net revenue from the production of the leases, with minimum payments of $7,500 per month and $120,000 per year.  This note was recorded at the present value of the future cash payments of $400,097.  Management used an interest rate of 5% to discount this rate, because it was the same as the rate on the note payable to the seller described above.  USA Superior is currently in default on the note due to the fact that all required payments have not been made on the note.

NOTE 5 – STOCKHOLDERS’ EQUITY

Issuance of Common Shares and Warrants

On March 1, 2008, as amended April 22, 2008, USA Superior entered into an agreement with a third party for financial advisory services for the period from March 1, 2008 through February 28, 2010.  Under the terms of the contract USA Superior will make monthly payments of $5,000 for a total of 23 months.  In addition, USA Superior has issued a warrant to purchase 1,000,000 shares of common stock for a period of five years at an exercise price of $0.17 and USA Superior’s CEO will pay the third-party 1,250,000 shares of the common stock owned by him.  The warrants were valued at $550,020 using the Black-Scholes model with the following assumptions:

Assumption
Exercise price	$ 0.17
Stock price on the issuance date	$ 0.59
Term (years)	5
Risk free interest rate	2.50%
Volatility	130%

The stock transferred by the CEO of USA Superior was valued at $590,000 based on its trading price on the issuance date.  These amounts have been recorded as a prepaid asset and are being amortized over the two year term of the agreement.

Issuance of Common Stock for Subscription Agreement

In January 2008, USA Superior issued 400,000 shares of stock to an employee of the company in exchange for a stock subscription receivable in the amount of $130,000.  The shares were valued at $300,000 on the date of issuances.  USA Superior recognized $170,000 of compensation expense related to the difference in the market value of the shares and the cash to be received from the employee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Superior Energy Holdings, Inc.
(the “Registrant”)

By: _/s/ G. Rowland Carey
      G. Rowland Carey
President, Chief Executive Officer,
& Chief Financial Officer

                            Dated: May 20, 2008