Form 10-Q/A
period 2008-05-30
USA SUPERIOR ENERGY HOLDINGS, INC.
filed 2008-05-30
CIK 1277575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Registrant's telephone number, including area code: 832-251-3000
------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_|  No |X|

EXPLANATORY NOTE

On May 20, 2008, we filed our Form 10-Q without a review by an independent account in accordance with professional standards for conducting such reviews.  The required review was completed on May 30, 2008 and the required Report of Independent Registered Public Accounting Firm is included herein.

Subsequent to the filing of our Form 10-Q, the Board of Directors of USA Superior Energy Holdings, Inc. concluded that we are required to restate our previously issued financial statements for the quarters ended March 31, 2008 and 2007.  Management identified various places where corrections were necessary in its 2008 and 2007 financial statements and determined that a restatement was necessary in respect of the following: revision of stock based compensation for 2007, revision in applying reverse merger accounting in 2007, revision of the valuation of stock and warrants to be issued under a financial services contract in 2008, correction of certain errors in the timing of recording certain transactions in 2007.  As a result of the Board¡¯s decision and the aforementioned revisions to our financial statements, our previously issued financial statements for the quarters ended March 31, 2008 and 2007 (which were included in our Quarterly Report on Form 10-Q) should no longer be relied upon. Restated financials for the quarters ended March 31, 2008 and 2007 are included herein.

Other than the foregoing items, no part of the Quarterly Report on Form 10-Q initially filed on May 20, 2008 is being amended, and the filing of this Amended Quarterly Report on Form 10-Q/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to May 20, 2008.

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of USA Superior Energy Holdings, Inc

(Formerly Comlink Communications Company)
Houston, Texas

We have reviewed the accompanying consolidated balance sheet of USA Superior Energy holdings, Inc (the "Company") as of March 31, 2008, and the related consolidated statements of operations, and cash flows for the three-month periods ended March 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that USA Superior will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, USA Superior has raised limited capital and incurred losses from operations since inception, which raise substantial doubt about their ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 6, the consolidated financial statements as of March 31, 2008, and the related consolidated statements of operations, and cash flows for the three-month periods ended March 31, 2008 and 2007 have been restated.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements  of  operations, stockholders' equity, and cash flows for the years then ended (not presented herein); and in our report dated May 16, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the going concern uncertainty .In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Malone & Bailey, PC www.malone-bailey.com Houston, Texas May 30, 2008

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007
(Unaudited)

ASSETS	March 31, 2008	December 31, 2007
Current assets	(Restated)
Cash and cash equivalents	$41,625	$256,943
Restricted cash	150,000	50,000
Accounts receivable	2,500	-
Prepaid expenses and other current assets	143,759	24,699
Total current assets	337,884	331,642

Oil and gas properties, including $348,086 of unproved properties, net of accumulated depletion, depreciation and amortization of $52,257 and $36,991, respectively ¡§C using full cost method of accounting	1,553,023	1,568,289
Office equipment, net of depreciation of $14,839 and $9,391, respectively	28,924	34,372
Other assets	750	750

Total assets	$1,920,581	$1,935,053

LIABILITIES AND STOCKHOLDERS¡¯ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$448,493	$326,730
Convertible demand note, net of unamortized discount of $ 242,207 and $244,154, respectively	36,936	27,000
Current portion of notes payable	472,403	347,762
Advances payable ¡§C related party	109,259	114,259
Total current liabilities	1,067,091	815,751

Convertible debenture, net of unamortized discount of $248,084 and $257,316, respectively	236,715	215,947
Notes payable	270,317	363,957
Asset retirement obligations	116,050	115,520
Total liabilities	1,690,173	1,511,175

STOCKHOLDERS¡¯ EQUITY
Common shares, $0.001 par value, 150,000,000 shares authorized, 56,160,000 and 55,760,000 shares issued and outstanding, respectively	56,160	55,760
Additional paid-in capital	8,377,720	7,924,850
Stock subscription receivable	(130,000)	-
Accumulated deficit	(8,073,472)	(7,556,732)
Total stockholders¡¯ equity	230,408	423,878

Total liabilities and stockholders¡¯ equity	$1,920,581	$1,935,053

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(Restated)	(Restated)
Revenue	$115,563	$15,443

Operating expenses
Lease operating expenses	104,254	18,763
General and administrative, including stock based compensation of $207,436 and $3,020,000, respectively	463,751	3,375,085
Depreciation, depletion and amortization	21,243	1,069
Total operating expenses	589,248	3,394,917
Operating loss	(473,685)	(3,379,474)

Other income (expense)
Interest expense	(43,055)	-
Total other expense	(43,055)	-

Net loss	(516,740)	(3,379,474)

Net loss per share:
Basic and diluted	$(0.01)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	56,067,692	35,666,630

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS¡¯ EQUITY
For the years three months ended March 31, 2008
(Unaudited)

	Common Shares	Par Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Total

Balance, December 31, 2007	55,760,000	$55,760	$7,924,850	$-	$(7,556,732)	$423,878

Shares issued in exchange for subscription receivable	400,000	400	299,600	(130,000)	-	170,000
Warrants issued for services	-	-	153,270	-	-	153,270
Net loss	-	-	-	-	(516,740)	(516,740)

Balance, March 31, 2008 (Restated)	56,160,000	$56,160	$8,377,720	$(130,000)	$(8,073,472)	$230,408

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(516,740)	$(3,379,474)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation, depletion and amortization	21,243	1,069
Amortization of debt discount	11,179	-
Stock based compensation	207,436	3,020,000
Net change in operating assets and liabilities	131,564	(250,939)
NET CASH USED BY OPERATING ACTIVITIES	(145,318)	(609,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(41,528)
Investment in oil and gas properties	-	(400,000)
Increase in restricted cash	(100,000)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(100,000)	(441,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of short-term debt	100,000	25,000
Proceeds from sale of units	-	1,000,000
Capital contributions from shareholder	-	161,976
Repayments of notes payable	(70,000)	-
CASH FLOWS USED BY FINANCING ACTIVITIES	30,000	1,186,976

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(215,318)	136,104
Cash and cash equivalents, beginning of period	256,943	297
Cash and cash equivalents, end of period	$41,625	$136,401

Cash paid for:
Interest	$1,001	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase oil and gas properties through issuance of notes payable	$-	$750,097
Recapitalization	-	18,360
Asset retirement obligation incurred	-	88,066

The accompanying notes are an integral part of these consolidated financial statements

USA SUPERIOR ENERGY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 ¡§C ORGANIZATION AND BUSINESS OPERATIONS

USA Superior Energy Holdings, Inc. (the "Company" or "USA Superior"), a Nevada corporation, was originally formed on November 12, 2003 as Comlink Communications Company ("Comlink").  In fiscal the fiscal year ended 2006, Comlink was essentially dormant with no operating business, having discontinued all prior operations in the first quarter of 2006. Prior operations consisted of an attempt to market two-way radio communication equipment over the internet. The Company had no capital and no prospects to raise capital to carry out the prior business plan.

The current business of the Company is to develop, own and operate prospects and energy projects in East and Southwest Texas.  The Company primarily focuses on properties with a potential for enhanced secondary or tertiary recovery using modern state-of-the-art workover and stimulation techniques.

On January 16, 2007, USA Superior and Comlink Communications Company ("Comlink") consummated a merger that was effected through a reverse merger in which the shareholders of USA Superior agreed to receive 34,000,000 shares of common stock of Comlink in exchange for 100% of the issued and outstanding shares of USA Superior.  Concurrent with the merger, USA Superior's executive management and directors assumed control and responsibility for Comlink's activities and its strategic direction.   The merger effected a change in control of Comlink and immediately following the merger, USA Superior's former stockholders held approximately 59% of Comlink's issued and outstanding common shares.  After the merger, Comlink's name was changed to USA Superior Energy Holdings, Inc., and the stock symbol was changed to OTCBB: USSU.

For Securities and Exchange Commission ("SEC') reporting purposes, the merger between USA Superior and Comlink was treated as a reverse merger with USA Superior being the "accounting acquirer" and, accordingly, it assumed Comlink's reporting obligations with the SEC.  In accordance with SEC requirements, the historical financial statements and related disclosures presented herein for the period prior to the date of merger (i.e.,   January 16, 2007) are those of USA Superior.  The assets and liabilities of Comlink were recorded, as of completion of the merger, at fair value, which is considered to approximate historical cost, and added to those of USA Superior.

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

In conjunction with the merger, USA Superior issued 3,020,000 shares of common stock.  In accordance with EITF 95-8, USA Superior determined that these were shares issued for services and not additional transaction costs due to the fact that Comlink's cash balance was minimal prior to the merger.  These shares had a market value of $3,020,000 on the date of the reverse merger.  Of the total shares issued for services, 2,720,000 shares were issued to employees of USA Superior.  Immediately following the merger, a total of 52,360,000 shares of common stock were issued and outstanding.

Since its inception, USA Superior has funded its oil and gas activities through a combination of equity and debt securities and the contribution of funds and services by its principal shareholders and management.

NOTE 2 ¡§C SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission ("SEC"). The financial statements included herein as of March 31, 2008, and for the three month periods ended March 31, 2008 and 2007, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments and restatements (See Note 6), necessary for a fair presentation of financial position and of the results for the interim periods presented. Certain minor reclassifications of prior period financial statements have been made to conform to current reporting practices. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year

Basis of presentation

USA Superior's unaudited consolidated balance sheets as of March 31, 2008 and December 31, 2007 and related consolidated statements of operations, stockholders' quity and cash flow for the three months ended March 31, 2008 and 2007 are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission.

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

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year:  (1) estimates of proved oil and gas reserves, and (2) forecast forward price curves for natural gas and crude oil.   The oil and gas industry in the United States has historically experienced substantial commodity price volatility, and such volatility is expected to continue in the future.   Commodity prices affect the level of reserves that are considered commercially recoverable; significantly influence USA Superior's current and future expected cash flows; and impact the PV10 derivation of proved reserves presented in USA Superior's supplemental oil and gas reserve disclosures made herein.

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

New Accounting Pronouncements

USA Superior does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flows

NOTE 3 ¡§C GOING CONCERN

USA Superior has raised limited financing and has incurred operating losses since its inception in October 2005.  These factors raise substantial doubt about USA Superior's ability to continue as a going concern.   USA Superior¡¯s ability to achieve and maintain profitability and positive cash flow is dependent on its ability to secure sufficient financing to fund the acquisition, drilling and development of profitable oil and gas properties.  Management is seeking financing that it believes would allow USA Superior to establish and sustain commercial production.   There are no assurances that USA Superior will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to USA Superior or its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 ¡§C NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes Payable ¡§C Bastrop and Caldwell County, Texas Leases

As a portion of the consideration for the purchase of the Bastrop and Caldwell County, Texas leases, USA Superior issued a $350,000 note payable to the seller.  The note bears interest at 5% and requires monthly payments of $15,000 plus interest.  As of December 31, 2007, USA Superior was in default on the payments of the note.  On April 11, 2008, USA Superior paid the lender $50,000 for attorney fees and a partial payment on the note and entered into a Renewal and Extension Promissory Note which settled the default.  Under the terms of the new note, USA Superior must make monthly payments of $15,000 plus 8% interest beginning May 15, 2008.  All unpaid principal and interest is due October 15, 2008.  This note is secured by 500,000 shares of USA Superior's common stock which were pledged by the Company's CEO and USA Superior's interest in the Bastrop County leases.

As additional consideration for the purchase of the Bastrop County, Texas leases, USA Superior agreed to assume the seller¡¯s noninterest bearing liability to a third party in the total amount of $440,000.  This note requires payments of 25 percent of the net revenue from the production of the leases, with minimum payments of $7,500 per month and $120,000 per year.  This note was recorded at the present value of the future cash payments of $400,097.  Management used an interest rate of 5% to discount this rate, because it was the same as the rate on the note payable to the seller described above.  USA Superior is currently in default on the note due to the fact that all required payments have not been made on the note.

Convertible Note Payable

On January 23, 2008, USA Superior issued a convertible promissory note payable to a third party in the amount of $100,000.  The proceeds of this note were placed in an escrow account to indemnify a broker for potential losses to be incurred in online trading in the company¡¯s stock.  The note bears interest at 8%, matures January 23, 2009 and is convertible in the event of a merger transaction at the lowest rate available to other convertible note holders.

NOTE 5 ¡§C STOCKHOLDERS¡¯ EQUITY

Issuance of Common Shares and Warrants

On March 1, 2008, as modified April 22, 2008, USA Superior entered into an agreement with a third party for financial advisory services for the period from March 1, 2008 through February 28, 2010.  Under the terms of the contract USA Superior will make monthly payments of $5,000 for a total of 23 months.  In addition, USA Superior has issued a warrant to purchase 1,000,000 shares of common stock for a period of five years at an exercise price of $0.17 and USA Superior¡¯s CEO will pay the third-party 1,250,000 shares of the common stock owned by him.  The warrants were valued at $153,270 using the Black-Scholes model with the following assumptions:

Assumption
Exercise price	$ 0.17
Stock price on the issuance date	$ 0.18
Term (years)	5
Risk free interest rate	2.64%
Volatility	124%

The value of the warrants has been recorded as a prepaid asset and is being amortized over the two year term of the agreement.  The 1,250,000 shares of stock have not yet been transferred by the CEO.

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

NOTE 6 ¡§C RESTATEMENT

Restatement of March 31, 2008 financial statements

The Company determined that its restricted cash and current notes payable were understated by $100,000.  Accrued interest and interest expense were understated by $1,333 related to the understatement of the current note payable.  Prepaids and other current assets and additional paid-in capital were overstated by $948,760 related to the valuation of stock and warrants to be issued under a financial services contract.  Lease operating expense was overstated by $14,759 due to an arithmetic error.  General and administrative expenses were overstated by $52,754 related to the amortization of prepaid expenses and an arithmetic error.

Below is the detailed effect of the restatement

	As Reported	As Restated
Balance Sheet as of March 31, 2008
ASSETS
Restricted cash	$50,000	$150,000
Prepaids and other current assets	$1,092,519	$143,759
Current Assets	$1,186,644	$337,884
TOTAL ASSETS	$2,768,711	$1,920,581

LIABILITIES
Accounts payable and accrued liabilities	$352,895	$448,493
Current portion of notes payable	$372,403	$472,403
Current Liabilities	$871,493	$1,067,091
Notes payable	$363,957	$270,317
Total Liabilities	$1,588,215	$1,690,173

STOCKHOLDERS' EQUITY
Capital stock	$56,160	$56,160
Additional paid-in capital	$9,364,470	$8,377,720
Stock subscription receivable	$(130,000)	$(130,000)
Accumulated deficit	$(8,110,134)	$(8,073,472)
TOTAL STOCKHOLDERS' EQUITY	$1,180,496	$230,408

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,768,711	$1,920,581

STATEMENT OF OPERATIONS for the three months ended March 31, 2008
Lease operating expense	$89,495	$104,254
General and administrative expense	$516,505	$463,751
Total operating expenses	$627,243	$589,248
Operating loss	$(511,680)	(473,685)
Interest expense	$(41,722)	$(43,055)
Net loss	$(553,402)	$(516,740)

Loss per common share (basic and diluted)	$(0.01)	$(0.01)

Weighted averages shares outstanding	56,064,348	56,067,692

STATEMENT OF CASH FLOWS for the three months ended March 31, 2008
Net loss	$(553,402)	$(516,740)
Net cash used in operating activities	$(145,318)	$(145,318)
Net cash used in investing activities	$-	$(100,000)
Net cash provided by (used in) financing activities	$(70,000)	$30,000
Net decrease in cash and cash equivalents	$(215,318)	$(215,318)

Restatement of March 31, 2007 financial statements

The Company determined that certain components of the statement of operations were misstated due to timing differences in the recognition of revenue and expense.  General and administrative expenses were understated related to stock based compensation for stock issued in the reverse merger

Below is the detailed effect of the restatement

	As Reported	As Restated
STATEMENT OF OPERATIONS for the three months ended March 31, 2007
Revenues	$53,418	$15,443
Lease operating expense	$32,989	$18,763
General and administrative expense	$305,856	$3,375,085
Depreciation and amortization	$-	$1,069
Total operating expenses	$305,856	$3,394,917
Operating loss	$(285,427)	(3,379,474)
Interest expense	$-	$-
Net loss	$(285,427)	$(3,379,474)

Loss per common share (basic and diluted)	$(0.00)	$(0.09)

Weighted averages shares outstanding	59,663,336	35,666,630

STATEMENT OF CASH FLOWS for the three months ended March 31, 2007
Net loss	$(285,427)	$(3,379,474)
Net cash used in operating activities	$(882,468)	$(609,344)
Net cash used in investing activities	$(19,616)	$(441,528)
Net cash provided by financing activities	$975,000	$1,186,976
Net increase in cash and cash equivalents	$72,916	$136,401

Item 2. Management's Discussion Analysis of Financial Condition and Results of Operations

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

Business Strategy

USA Superior Energy Holdings, Inc. (the "Company") is focused on acquiring, owning, operating and applying enhanced oil recovery ("EOR") techniques to existing shallow fields of oil and gas.  The Company performs complete workover and stimulation services in these existing fields to restart or substantially increase production. It utilizes state-of-the-art workover and shallow-well drilling techniques in these fields including new and innovative technologies under development by the Company.  These new technologies include specialized shallow-well cased hole horizontal drilling ("CHHD") and nitrogen ("N2") injection which will be utilized to increase production volumes and reserve recoverability from the Company's projects. Currently, the Company is involved in developing, owning and operating energy projects and prospects in East, Central and South Texas and currently has active projects and prospects in Bastrop, Caldwell, Navarro and Zavalla counties. These fields are known as the Bateman Project in Bastrop and Caldwell Counties (comprised of the Bateman Field and part of the adjacent Dale McBride Field), the Benton Field in Navarro County and the Del Monte Prospect in Zavalla County.

Going Concern

We incurred a net loss of $516,740 for the quarter ended March 31, 2008 and have a working capital deficit of $872,966 at March 31, 2008, excluding prepaid expenses relating primarily to services paid for with common stock.  We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for the quarter ended March 31, 2008 were cash flows from operations and draw down of our cash balances. During the quarter, we entered into a financing arrangement with our oil purchasing customers which allows for immediate payment on barrels delivered. While this may reduce the price we might otherwise receive for our production, we have been able to accelerate cash flow from revenues to enhance our liquidity by receiving cash upon the delivery of our barrels.

During the quarter ended March 31, 2008, net cash flow used by operating activities decreased by $464,000 to $145,000, as compared to $609,000 for the quarter ended March 31, 2007, primarily because of our increased revenue.   Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production rates and in commodity prices. In addition, our oil and gas production from either of our properties may be curtailed due to maintenance and weather-related factors beyond our control.

Our realized oil and gas prices vary significantly due to world political events, supply and demand for products, product storage levels, and weather patterns, among other factors. We sell 100% of our production at spot market prices. Accordingly, product price volatility will affect our cash flow from operations.

We anticipate making capital expenditures of approximately $4,000,000 over the next several years to drill additional wells on our existing properties.  The remainder of our 2008 capital budget will be funded from a combination of our cash flow from operations, our cash and cash equivalents and the proceeds from offerings of debt and/or equity securities.

On March 31, 2008, our current liabilities exceeded our current assets by $872,966, excluding prepaid expenses relating primarily to services paid for with common stock. In order to achieve positive cash flow from operations during 2008, we will require additional funding in order to complete our plans to maintain, workover and begin EOR operations on existing wells and to develop additional wells on existing properties.

Results of Operations

Revenue

We produced 1,322 barrels of oil and recognized revenue of $115,563 during the quarter ended March 31, 2008, an increase of approximately 1,100 barrels and approximately $100,000 over the same period in 2007, primarily because we had a full quarter of production from the Bateman Project which was acquired in late in the first quarter of 2007 and because we realized significantly higher prices for our production.

The following chart summarizes the Company¡¯s sales of oil and gas since its acquisition of the Bateman project on March 20, 2007:

	Sales (Bbls)
	Gross	Net	Average Price/Bbl

Second Quarter 2008 (a)	1,501	1,183	$ 98.41

First Quarter 2008	1,656	1,322	91.63

Fourth Quarter 2007	178	139	80.99

Third Quarter 2007	920	727	70.11

Second Quarter 2007	3,275	2,606	60.96

First Quarter 2007 (b)	358	284	57.09

(a)  Through May 2008
(b)  Bateman Project acquired March 20, 2007

The Company's ability to maintain and increase sales from recent levels is dependent on its ability to raise funds to correct its working capital deficit and for the investment of additional funds into the extensive maintenance, workover and planned enhancement operations to accelerate the realization of production volumes.

Lease operating expense and production taxes

Our production costs totaled $104,254 during the quarter ended March 31, 2008, an increase of $85,491 over the same period in 2007, primarily because we had a full quarter of production from the Bateman Project which was acquired in late in the first quarter of 2007.

General and administrative expense (G&A expense)

General and administrative expense for the quarter ended March, 31 2008 decreased $2,911,334 from the comparable 2007 period to $463,751. The largest portion of the reduction came from a decrease in stock based compensation of $2,812,564 from the same period in 2007 which related to the reverse merger and compensation of key employees and consultants.

Net loss

For the quarter ended March 31, 2008, our net loss decreased to $516,740, compared to our same quarter 2007 net loss of $3,379,474. The major components of the first quarter 2008 loss were general and administrative expenses of $463,751 including stock based compensation of $207,436.  The major component of the first quarter 2007 loss was general and administrative expense of $3,375,085 including stock based compensation of $3,020,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company¡¯s results of operations and operating cash flows can be significantly impacted by changes in market prices for oil and gas.  The Company has not to date utilized derivative contracts, costless collars, or other similar economic hedging arrangements as a means to reduce its exposure to unfavorable changes in oil prices or that may expose the Company to risk of financial loss and limit the benefit of future increases in prices.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. The disclosure controls and procedures are not effective and during the second quarter of fiscal 2008 management will be implementing effective disclosure controls and procedures.

Management's Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, during the second quarter of the current fiscal year, our management will implement an assessment of our internal control over financial reporting, based on the criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  It is the opinion of our management that our internal control over financial reporting is currently not effective.  For the quarter ended March 31, 2008 there were no changes to the Company¡¯s internal controls over financial reporting.¡±

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

On March 6, 2007, the Company entered into an Agreement of Sale and Purchase with Orbis Operating, LLC ("Orbis"), in which it agreed to purchase a substantial portion of the property Orbis acquired under a previous R&S Sale Agreement. Part of the purchase price included a Promissory Note in the amount of $350,000.00. After alleged numerous defaults by the Company, Orbis filed suit on March 10, 2008 in United States District Court in Bastrop County, Texas (Cause No. 26,952). The parties then entered into negotiations and reached agreement through a Loan Workout and Security Agreement on April 11, 2008. Orbis filed a Rule 11 Agreement with the Bastrop County court whereby it shall dismiss the suit with prejudice upon the full performance of USA Superior.

The terms of the settlement included:
¡¡è	The Company paying $50,000 cash, in which all was allocated towards Orbis'legal fees
¡¡è	Principal Balance = $310,000
¡¡è	The Company is to make monthly payments on the 15th day in the amount of $15,000 plus accrued interest, (6 payments for May-Oct)
¡¡è	The Company is to make a final payment of entire Principal ($202,000) on October 15, 2008
¡¡è	Once the Company fulfills obligation to plug the Gabriel wells it assumed (must be done by July 31, 2008), it will be given a $60,000 credit towards final Principal payment

Outside of the Orbis settlement disclosures above, the Company knows of no material, active or pending legal proceedings against the Company nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has material interest adverse to the Company's interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2008, the Company issued 400,000 shares of stock to an employee of the company in exchange for a stock subscription receivable in the amount of $130,000.  The shares were valued at $300,000 on the date of issuances.  The shares were sold pursuant to the private offering exemption under Section 4(2) of the Securities Act of 1933.

On March 1, 2008 the Company issued a warrant to Masynda Corporation in connection with advisory services to be provided by Masynda.  The warrant provides Masynda the right to purchase 1,000,000 shares of Company common stock for a period of five years at an exercise price of $0.17 per share.  The delivery of the warrant in exchange for services to be rendered was delivered pursuant to the private offering exemption under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information

See the discussion under Part 1 ¡§C FINANCIAL INFORMATION, Item 2. Management¡¯s Discussion and Analysis of Financial Condition and Results of Operations regarding information required to be disclosed on From 8-K during the period covered by this Form 10-Q, but not reported.

Security holders of the Company may recommend nominees to the Company¡¯s board of directors by directing such nominations to the board of directors at the Company's principal office.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of the Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of the Company pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Superior Energy Holdings, Inc.
(the ¡¡ãRegistrant¡¡À)

By: /s/ G. Rowland Carey
        G. Rowland Carey
                               President, Chief Executive Officer,
                              & Chief Financial Officer

Dated: May 30, 2008