Form 10-Q
period 2008-06-30
USA SUPERIOR ENERGY HOLDINGS, INC.
filed 2008-08-19
CIK 1277575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

333-117114
--------------------------------------
Commission File number

USA SUPERIOR ENERGY HOLDINGS, INC.
---------------------------------------------------------------------------------------------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

IMPORTANT DISCLOSURE

Contrary to the rules of the SEC, the Company's consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.

Table of Contents for Item 1:

o	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007

o	Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007

o	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2008

o	Consolidated Statements of Cash Flows for six months ended June 30, 2008 and 2007

o	Notes to the Consolidated Financial Statements – June 30, 2008

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007

ASSETS	June 30, 2008	December 31, 2007
Current assets	(unaudited)	(audited)
Cash and cash equivalents	$23,779	$256,943
Restricted cash	50,000	50,000
Accounts receivable	2,500	-
Prepaid expenses and other current assets	153,270	24,699
Total current assets	229,549	331,642

Oil and gas properties, including $348,086 of unproved properties, net of accumulated depletion, depreciation and amortization of $76,311 and $36,991, respectively – using full cost method of accounting	1,528,969	1,568,289
Office equipment, net of depreciation of $17,059 and $9,391, respectively	26,704	34,372
Other assets	750	750

Total assets	$1,785,972	$1,935,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$651,848	$326,730
Convertible demand note, net of unamortized discount of $ 240,260 and $244,154, respectively	46,961	27,000
Current portion of notes payable	344,097	347,762
Advances payable – related party	272,784	114,259
Total current liabilities	1,315,690	815,751

Convertible debenture, net of unamortized discount of $238,852 and $257,316, respectively	257,764	215,947
Notes payable	171,522	363,957
Asset retirement obligations	118,251	115,520
Total liabilities	1,863,227	1,511,175

STOCKHOLDERS’ EQUITY
Common shares, $0.001 par value, 150,000,000 shares authorized, 56,160,000 and 55,760,000 shares issued and outstanding, respectively	56,160	55,760
Additional paid-in capital	8,377,720	7,924,850
Stock subscription receivable	(130,000)	-
Accumulated deficit	(8,381,135)	(7,556,732)
Total stockholders’ equity	(77,255)	423,878

Total liabilities and stockholders’ equity	$1,785,972	$1,935,053

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six and three months ended June 30, 2008 and 2007
(Unaudited)

	Three months to June 30		Six months to June 30
	2008	2007	2008	2007

Revenue	$124,522	$140,917	$240,085	$194,335

Operating expenses
Lease operating expenses	15,358	93,434	119,612	126,423
General and administrative, including stock based compensation of $207,436 and $3,020,000, respectively	320,833	446,807	784,584	3,772,662
Depreciation, depletion and amortization	28,476		49,712
Total operating expenses	364,667	540,241	953,908	3,899,085
Operating loss	(240,145)	(399,324)	(713,823)	(3,704,750)

Other income (expense)	(23,244)	3,516	(23,244)	3,516
Interest expense	(44,274)	-	(87,329)	-
Total other expense	(67,518)	3,516	(110,573)	3,516

Net loss	(307,663)	(395,808)	(824,403)	(3,701,234)

Net loss per share:
Basic and diluted	$(0.01)	$(0.09)	$(0.01)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	56,067,692	35,666,630	56,067,692	35,666,630

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2008
(Unaudited)

	Common Shares	Par Amount	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Total

Balance, December 31, 2007	55,760,000	$55,760	$7,924,850	$-	$(7,556,732)	$423,878

Shares issued in exchange for subscription receivable	400,000	400	299,600	(130,000)	-	170,000
Warrants issued for services	-	-	153,270	-	-	153,270
Net loss	-	-	-	-	(824,403)	(824,403)

Balance, June 30, 2008	56,160,000	$56,160	$8,377,720	$(130,000)	$(8,381,135)	$(77,255)

The accompanying notes are an integral part of these consolidated financial statements.

USA SUPERIOR ENERGY HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2007 and 2008
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(824,403)	$(3,701,234)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation, depletion and amortization	49,719	153
Amortization of debt discount	22,358	248,048
Stock based compensation	207,436	3,020,000
Net change in operating assets and liabilities	413,826	(229,926)
NET CASH USED BY OPERATING ACTIVITIES	(131,064)	(662,959)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(37,945)
Investment in oil and gas properties	-	(400,000)
Increase in restricted cash	-	-
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(437,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of short-term debt	100,000	27,740
Proceeds from sale of units	-	1,000,000
Capital contributions from shareholder	-	72,212
Repayments of notes payable	(202,100)	-
CASH FLOWS USED BY FINANCING ACTIVITIES	(102,100)	1,099,952

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(233,164)	(952)
Cash and cash equivalents, beginning of period	256,943	6,657
Cash and cash equivalents, end of period	$23,779	$5,705

Cash paid for:
Interest	$1,001	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
Purchase oil and gas properties through issuance of notes payable	$-	$750,097
Recapitalization	-	18,360
Asset retirement obligation incurred	-	88,066

The accompanying notes are an integral part of these consolidated financial statements

USA SUPERIOR ENERGY HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Note 2 – Summary of Significant Accounting Policies

Interim Financial Statements

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”). The financial statements included herein as of June 30, 2008, and for the six and three month periods ended June 30, 2008 and 2007, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim periods presented. Certain minor reclassifications of prior period financial statements have been made to conform to current reporting practices. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year

Basis of presentation

USA Superior’s unaudited consolidated balance sheets as of June 30, 2008 and December 31, 2007 and related consolidated statements of operations, stockholders’ equity and cash flow for the six and three months ended June 30, 2008 and 2007 are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission.

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

Revenue and cost recognition

USA Superior uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which USA Superior is entitled based on our interest in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  USA Superior had no imbalances as of June 30, 2008 and December 31, 2007.  Costs associated with production are expensed in the period incurred.

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

Convertible Note Payable

On January 23, 2008, USA Superior issued a convertible promissory note payable to a third party in the amount of $100,000.  The proceeds of this note were placed in an escrow account to indemnify a broker for potential losses to be incurred in online trading in the company’s stock.  The note bears interest at 8%, matures January 23, 2009 and is convertible in the event of a merger transaction at the lowest rate available to other convertible note holders.  The note was repaid in June 2008.

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

USA Superior evaluated the terms of the convertible debenture in accordance with EITF 98-5 and EITF 00-27 and concluded that this note did not result in a derivative.  USA Superior evaluated the terms of the convertible debenture and concluded that there was a beneficial conversion feature since the note was convertible into shares of common stock at a discount to the market value of the common stock.  The discount related to the beneficial conversion feature was valued at $261,144 at inception based on the intrinsic value of the discount.  For the period from January 1, 2008, through June 30, 2008, $18,464 was charged to interest expense associated with the amortization of the debt discount.  At June 30, 2008, the convertible debenture was recorded on the balance sheet at $257,764, which is made up of the discounted face value of the note of $468,136 plus accrued interest of $28,480 offset by the unamortized discount of $238,852.

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

USA Superior evaluated the terms of the convertible note in accordance with EITF 98-5 and EITF 00-27 and concluded that this note did not result in a derivative.  USA Superior also concluded that there was a beneficial conversion feature since the note was convertible into shares of common stock at a discount to the market value of the stock.  The discount was valued at $261,144 at inception based on the intrinsic value of the discount at inception.  The discount is being amortized using the effective interest method over the three year term of the note.  For the period from January 1, 2008, through June 30, 2008, $3,894 was charged to interest expense associated with the amortization of the debt discount.  At June 30, 2008, the convertible demand note was recorded on the balance sheet at $46,961, which is made up of the face amount of the note of $270,000 and accrued interest of $17,221 offset by the unamortized discount of $240,260.

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

Assumption
Exercise price	$0.17
Stock price on the issuance date	$0.18
Term (years)	5
Risk free interest rate	2.64%
Volatility	124%

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

Note 5 – Subsequent Events

On August 7, 2008, the company  announced that it has executed a letter of intent to merge with Hunt Global Resources Inc. of Montgomery, Texas.  The transaction will be in the form of a “reverse merger”.  Under terms of the agreement, Hunt will assume a majority stock position and appoint a new board of directors.  Full details of the transaction will be released upon the execution of a definitive agreement between the parties.  Closing is based on the completion of required audits, satisfactory due-diligence, a fairness-opinion and shareholders approval of the transaction.  Hunt is a natural resource company that plans to begin mining operations in the fourth quarter of this year on 350 acres of land containing proven sand and gravel reserves valued at an estimated $1.2 billion dollars.

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

Going Concern

We incurred a net loss of $824,403 for the six months ended June 30, 2008 and have a working capital deficit of $1,239,411 at June 30, 2008, excluding prepaid expenses relating primarily to services paid for with common stock.  We require significant additional funding to sustain our operations and satisfy our contractual obligations for our planned oil and gas exploration and development operations. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

Liquidity and Capital Resources

Our main sources of liquidity and capital resources for the six months ended June 30, 2008 were shareholder loans and draw down of our cash balances. During the period, we entered into a financing arrangement with our oil purchasing customers which allows for immediate payment on barrels delivered. While this may reduce the price we might otherwise receive for our production, we have been able to accelerate cash flow from revenues to enhance our liquidity by receiving cash upon the delivery of our barrels.

During the six months ended June 30, 2008, net cash flow used by operating activities was $131,064.  Excluding the effects of significant unforeseen expenses or other income, our cash flow from operations fluctuates primarily because of variations in oil and gas production rates and in commodity prices. In addition, our oil and gas production from either of our properties may be curtailed due to maintenance and weather-related factors beyond our control.

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

On June 30, 2008, our current liabilities exceeded our current assets by $1,239,411, excluding prepaid expenses relating primarily to services paid for with common stock. In order to achieve positive cash flow from operations during 2008, we will require additional funding in order to complete our plans to maintain, workover and begin EOR operations on existing wells and to develop additional wells on existing properties.

Results of Operations

Comparison of the three and six months ended June 30, 2008, to the results of the corresponding prior periods:

Revenue

Revenue for the three months ended June 30, 2008, was $124,522, a decrease of $16,395 (11.65%) compared to revenue of $140,917 for the same period last year.  The decline in revenue was primarily due to mechanical problems related to field operations.  For the six months ended June 30, 2008, revenue was $240,085, an increase of $45,750 (23.5%) compared to revenue of $194,335 for the comparative six month period of the prior year.  The Bateman Project was acquired on March 20, 2007, and thus the prior period does not represent a full period of production.

The Company’s ability to maintain and increase sales from recent levels is dependent on its ability to raise funds to correct its working capital deficit and for the investment of additional funds into the extensive maintenance, workover and planned enhancement operations to accelerate the realization of production volumes.

Lease operating expense and production taxes

Lease operating expenses totaled $15,358 for the second quarter, and $119,612 for six months ended June 30, 2008.  This compares to lease operating expenses of $93,434 and $126,423 for the comparative periods of the prior year.  The current year decreases are the result of reduced field operations, primarily in the second quarter, due to mechanical problems encountered with the Bateman Project.

General and administrative expense (G&A expense)

General and administrative expense for the six months ended June 30, 2008 were $784,584 compared to $3,772,662 from the comparable 2007 period.  The largest portion of the reduction came from a decrease in stock based compensation of $2,812,564 from the same period in 2007 which related to the reverse merger and compensation of key employees and consultants.

Net loss

For the quarter ended June 30, 2008, our net loss was $307,663, compared to our same quarter 2007 net loss of $395,808.   For the six months ended June 30, 2008, our net loss was $824,403 compared to a net loss of $3,701,234 for the first half of 2007.  The major components of the loss were general and administrative expenses of $320,833 and $446,807 for the three month periods ended June 30, 2008 and 2007, respectively, and general and administrative expenses of $784,585 and $3,772,662 for the six month periods ended June 30, 2008 and 2007, respectively.  Included in the six month general and administrative expenses were stock based compensation of $207,436 in 2008 and $3,020,000 in 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s results of operations and operating cash flows can be significantly impacted by changes in market prices for oil and gas.  The Company has not to date utilized derivative contracts, costless collars, or other similar economic hedging arrangements as a means to reduce its exposure to unfavorable changes in oil prices or that may expose the Company to risk of financial loss and limit the benefit of future increases in prices.

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

In connection with the preparation of this Annual Report on Form 10-K, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. The disclosure controls and procedures are not effective and during the third quarter of fiscal 2008 management will be implementing effective disclosure controls and procedures.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, during the third quarter of the current fiscal year, our management will implement an assessment of our internal control over financial reporting, based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  It is the opinion of our management that our internal control over financial reporting is currently not effective.

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

Item 3. Defaults Upon Senior Securities

NONE

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

Item 5. Other Information

See the discussion under Part 1 – FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding information required to be disclosed on Form 8-K during the period covered by this Form 10-Q, but not reported.

Security holders of the Company may recommend nominees to the Company’s board of directors by directing such nominations to the board of directors at the Company’s principal office.

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

Dated:  August 19, 2008